Form 10-Q
period 1999-03-31
LAUNCH MEDIA INC
filed 1999-06-04
CIK 1076582

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25723

                               LAUNCH MEDIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                        95-4465753
  (STATE OR JURISDICTION OF                               (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)

                            2700 PENNSYLVANIA AVENUE
                         SANTA MONICA, CALIFORNIA 940404
                    (Address of principal executive offices)
                            TELEPHONE: (310) 526-4300



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 12,640,698 SHARES OUTSTANDING AS OF MAY 31, 1999.




================================================================================

                               LAUNCH MEDIA, INC.
                                TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION                                              PAGE NO.

Item 1.     Financial Statements
            Consolidated Balance Sheets
                 December 31, 1998 and March 31, 1999 (unaudited)                  1
            Consolidated Statements of Operations (unaudited)
                 Three months ended March 31, 1998 and 1999                        2
            Consolidated Statements of Cash Flows (unaudited)
                 Three months ended March 31, 1998 and 1999                        3
            Notes to Consolidated Financial Statements                             5
Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                        10
Item 3.     Quantitative and Qualitative Disclosures about Market Risk            27


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                     28
Item 2.     Changes in Securities                                                 28
Item 3.     Defaults Upon Senior Securities                                       28
Item 4.     Submission of Matters to a Vote of Security Holders                   28
Item 5.     Other Information                                                     28
Item 6.     Exhibits and Reports on Form 8K                                       29
            Signatures                                                            29
Exhibit 27  Financial Data Schedule                                               30


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LAUNCH MEDIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,      MARCH 31,      PRO FORMA
                             ASSETS:                          1998            1999        March 31, 1999
                                                          ------------    ------------    ------------
                                                                           (unaudited)     (unaudited)

Current assets:
      Cash and cash equivalents                           $  1,735,000    $  4,355,000
      Short-term investments                                 4,993,000              --
      Accounts receivable, net of allowances of $322,000
       (December 31, 1998) and $229,000 (March 31, 1999)       569,000       1,071,000
      Inventory                                                124,000         177,000
      Prepaids and other current assets                        590,000       1,305,000
                                                          ------------    ------------
        Total current assets                                 8,011,000       6,908,000

Property and equipment, net                                  2,587,000       2,922,000
Intangible and other assets                                  2,566,000      11,039,000
                                                          ------------    ------------
                                                          $ 13,164,000    $ 20,869,000
                                                          ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Current liabilities:
      Accounts payable                                    $  1,619,000    $  2,509,000
      Accrued expenses                                         784,000       1,077,000
      Deferred revenue                                         482,000         871,000
      Notes payable and accrued interest                       530,000       2,042,000
      Capital lease obligations, current portion               230,000         335,000
                                                          ------------    ------------
      Total current liabilities                              3,645,000       6,834,000

Notes payable                                                  201,000         190,000
Capital lease obligations, net of current portion              438,000         626,000
                                                          ------------    ------------
      Total liabilities                                      4,284,000       7,650,000
                                                          ------------    ------------

Commitments and contingencies
Series A, B, C and D mandatory redeemable
     convertible preferred
     stock, $.001 par value                                 36,707,000      37,322,000    $         --
Stockholders' equity (deficiency):
      Common stock, $.001 par value, authorized
        75,000,000 shares; shares issued
        and outstanding, 934,333 (1998), 1,828,609
        (1999) and 7,832,684 (pro forma)                         1,000           2,000           8,000
      Additional paid-in capital                               986,000       9,331,000      48,168,000
      Unearned compensation                                 (1,208,000)     (1,088,000)     (1,088,000)
      Accumulated deficit                                  (27,606,000)    (32,348,000)    (32,348,000)
                                                          ------------    ------------    ------------
      Total stockholders' deficiency                       (27,827,000)    (24,103,000)   $ 14,740,000
                                                          ------------    ------------    ============
      Total liabilities and stockholders' deficiency      $ 13,164,000    $ 20,869,000
                                                          ============    ============

The accompanying notes are an integral part of these consolidated financial statements

                        LAUNCH MEDIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              For The Three Months Ended March 31,
                                                                              ------------------------------------
                                                                                    1998             1999
                                                                                 -----------       -----------
                                                                                         (unaudited)

Net revenues:
     Advertising                                                                 $   297,000       $   711,000
     Subscription                                                                    251,000           209,000
     Merchandise and other                                                            63,000           328,000
                                                                                 -----------       -----------
                                                                                     611,000         1,248,000
Operating expenses:
     Cost of goods sold and distribution                                             417,000           651,000
     Sales and marketing                                                           1,515,000         2,830,000
      Content and product development                                                626,000         1,315,000
      General and administrative                                                     356,000           600,000
     Depreciation and amortization                                                    48,000           603,000
                                                                                 -----------       -----------

        Loss from operations                                                      (2,351,000)       (4,751,000)
Interest income (expense), net                                                       (38,000)           19,000
                                                                                 -----------       -----------

        Loss before provision for income taxes                                    (2,389,000)       (4,732,000)
Provision for income taxes                                                            (3,000)          (10,000)
                                                                                 -----------       -----------

        Net loss                                                                  (2,392,000)       (4,742,000)
Accretion of mandatory redeemable convertible preferred stock                        (21,000)         (615,000)
                                                                                 -----------       -----------

Net loss attributable to common stockholders                                     $(2,413,000)      $(5,357,000)
                                                                                 ===========       ===========

Basic and diluted net loss per common share                                      $     (2.59)      $     (4.32)
                                                                                 ===========       ===========
Weighted average shares outstanding used in per share calculation                    932,707         1,240,525
                                                                                 ===========       ===========

Pro forma basic and diluted net loss per common share                                              $     (0.75)
                                                                                                   ===========
Weighted average shares outstanding used in pro forma per share calculation                          7,161,615
                                                                                                   ===========


The accompanying notes are an integral part of these consolidated financial statements

                        LAUNCH MEDIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For The Three Months Ended March 31,
                                                                  ------------------------------------
                                                                        1998               1999
                                                                    ------------       ------------
Cash flows from operating activities:                                         (unaudited)

    Net loss                                                        $ (2,392,000)      $ (4,742,000)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                       48,000            603,000
      Non-cash charges for  issuance of equity securities                115,000            346,000
      Allowance for sales returns                                       (626,000)           (93,000)
      Amortization of deferred compensation                                3,000            120,000
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                       113,000           (282,000)
        Increase in inventory                                           (154,000)           (53,000)
        Increase in prepaids and other current assets                   (397,000)          (714,000)
        Increase in accounts payable                                     294,000            762,000
        Increase in accrued expenses                                     526,000            288,000
        Increase in deferred revenue                                     284,000            390,000
                                                                    ------------       ------------
    Net cash used in operating activities                             (2,186,000)        (3,375,000)
                                                                    ------------       ------------

Cash flows used from investing activities:
    Purchase of property and equipment                                  (193,000)          (166,000)
    Purchases of securities                                          (12,897,000)                --
    Maturities of securities                                                  --          4,993,000
    Increase in security deposits                                        (13,000)            (6,000)
    Acquisition of business                                                   --           (302,000)
                                                                    ------------       ------------

    Net cash provided by (used in) investing activities              (13,103,000)         4,519,000
                                                                    ------------       ------------

Cash flows from financing activities:
    Payments under capital lease obligations                             (10,000)           (55,000)
    Payments under notes payable                                        (115,000)                --
    Proceeds from notes payable                                          500,000          1,500,000
    Proceeds from issuance of mandatory redeemable convertible
    preferred stock                                                   14,871,000                 --
    Proceeds from exercise of stock options                                1,000             31,000
                                                                    ------------       ------------

     Net cash provided by financing activities                        15,247,000          1,476,000
                                                                    ------------       ------------

    Increase (decrease) in cash and cash equivalents                     (42,000)         2,620,000

Cash and cash equivalents, beginning of period                           644,000          1,735,000
                                                                    ------------       ------------

Cash and cash equivalents, end of period                            $    602,000       $  4,355,000
                                                                    ============       ============


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                                            For The Three Months Ended March 31,
                                                            ------------------------------------
                                                                   1998            1999
                                                                ----------      ----------

Cash paid during the period for:
      Interest                                                  $    4,000      $   23,000
      Taxes                                                     $    3,000      $   10,000
Supplementary disclosure of noncash transactions:
    Equipment acquired under capital leases                     $       --      $  302,000
    Issuance of common stock for partnership interests in
    Musicvideos.com                                             $       --      $8,931,000
    Issuance of Series D Stock through conversion of notes
    payable                                                     $3,400,000      $       --
    Issuance of Series D Stock under strategic alliances
                                                                $3,500,000      $       --


       See accompanying notes to these consolidated financial statements.

                        LAUNCH MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

        Launch Media, Inc., was incorporated in Delaware in February 1994 as 2Way Media, Inc. and changed its name to Launch Media, Inc., in March 1998. In February 1999, a reorganization was completed in which a new Delaware corporation acquired all outstanding securities of Launch Media, Inc., and changed its name to Launch Media, Inc. The old Launch Media, Inc. became a subsidiary of this corporation and changed its name to Launch Networks, Inc. Launch Media, Inc., together with Launch Networks, Inc., are referred to collectively as the "Company" or as "Launch". Launch is a digital media company focused on creating the premier destination for promoting and discovering new music. The Company creates music content available in an interactive format that enables music buyers to explore new music from new and established artists. The music content is delivered on the Internet at www.launch.com and on Launch on CD-ROM. Both launch.com and Launch on CD-ROM are advertiser supported and include original content that takes advantage of the personal computer's interactive multimedia technology.

2. INITIAL PUBLIC OFFERING AND UNAUDITED PRO FORMA BALANCE SHEET

        On April 23, 1999 Launch effected an initial public offering ("IPO") of 3,500,000 shares of its common stock at a price of $22 per share. On May 19, 1999, the underwriters exercised their over-allotment option to purchase an additional 510,000 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $81 million.

        Upon the closing of the IPO all of the then outstanding shares of the Company's Mandatory Redeemable Convertible Preferred Stock automatically converted into shares of common stock on a one-for-one basis. The conversion of the Mandatory Redeemable Convertible Preferred Stock has been reflected in the accompanying unaudited pro forma balance sheet as if it had occurred on March 31, 1999. In addition, on February 15, 1999, Launch entered into a note purchase agreement in which it agreed to issue a convertible subordinated promissory note in the amount of $1.0 million to Avalon Technology LLC, a stockholder, and a convertible subordinated promissory note in the amount of $500,000 to Goran Enterprises Limited, a stockholder. The notes accrued interest at 8.5% per annum from the issuance date and were due February 29, 2000. The notes automatically converted into shares of Launch common stock upon the Company's IPO and have been reflected in the accompanying unaudited pro forma balance sheet as if they had converted on March 31, 1999.


        In addition, in connection with the IPO, the Company effected a one-for-five reverse stock split. All share and per share information in the accompanying financial statements have been retroactively restated to reflect the effect of this stock split.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Launch Media, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

UNAUDITED INTERIM FINANCIAL INFORMATION

        The unaudited interim consolidated financial statements of the Company for the three months ended March 31, 1998 and 1999, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

      In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1999, respectively. The results for the three months ended March 31, 1999 are not necessarily indicative of the expected results for the full fiscal year or any future period.


BASIS OF PRESENTATION

      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form SB-2 registration statement, as amended, filed with the Securities and Exchange Commission ("SEC") in connection with the Company's IPO.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

REVENUE RECOGNITION

      Through March 31, 1999, the Company's revenues have been derived primarily from the sale of advertising and sponsorships, annual subscriptions relating to Launch on CD-ROM and single copy retail sales of Launch on CD-ROM. Revenues for sponsorships across the Launch media properties are recognized ratably over the sponsorship term which is typically one month. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears. With respect to launch.com, revenues from advertisements are recognized ratably in the period in which the advertisement is displayed, provided that no significant Launch obligations remain.

      Advance payments for Launch on CD-ROM subscriptions are deferred and recognized over the term of the related subscription, typically 12 months.

      The Company recognizes revenue from retail and other merchandise sales upon shipment. Estimated product return reserves are provided when shipments are made to reflect the net estimated sell-through.

      Advertising revenues also include barter revenues, which represent an exchange by Launch of advertising space on Launch on CD-ROM for reciprocal advertising space on other Web sites. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the advertisements received or delivered based on advertising rates currently in effect. Barter revenues are recognized when the advertisements are run on the Launch media properties. Barter expenses are recognized when Launch's advertisements are run on the reciprocal Web sites or other advertising medium, which is typically in the same period as when the advertisements are run on the Launch media properties. Revenues and expenses recognized from barter transactions were approximately $150,000 and $208,000 for the three months ended March 31, 1998 and 1999, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

      In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the recognition and measurement of derivatives and hedging activities. This standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a significant impact on its financial statements.

COMPUTATION OF NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

      In accordance with SFAS No. 128, "Computation of Earnings Per Share", basic earnings per share is computed using the weighted average number of shares outstanding during the period and diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Mandatory Redeemable Convertible Preferred Stock (using the if-converted method) and shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are required to be included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

      Diluted net loss per share for the three months ended March 31, 1998 and 1999, does not include the effect of options and warrants to purchase 872,705 and 1,360,972 shares of common stock, respectively and 5,918,230 shares of Mandatory Redeemable Convertible Preferred Stock on an "as-if-converted" basis as the effect of their inclusion is anti-dilutive during each period.

      Pro forma net loss per share for the three months ended March 31, 1999 assumes that the common stock issuable upon conversion of the outstanding Mandatory Redeemable Convertible Preferred Stock and issuable upon conversion of the subordinated promissory notes had been outstanding as of December 31, 1999 and from date of issuance, respectively.


4. RELATED PARTY TRANSACTIONS

      In November 1998, Launch entered into an architectural development and assistance agreement with Intel Corporation. Pursuant to the terms of these agreements, Launch agreed to develop a product which is able to use the capabilities of a processor developed by Intel. In consideration, Intel has agreed to pay Launch certain amounts and to provide technical assistance, and Launch has agreed to pay Intel a portion of revenues derived from the developed product. Revenue has been recognized using the percentage of completion method on a cost to cost basis and for the three months ended March 31, 1999 was $300,000. The development revenue is included in merchandise and other revenues in the consolidated statement of operations. At March 31, 1999, approximately $450,000 due from Intel is included in accounts receivable.

      On February 15, 1999, Launch entered into a note purchase agreement in which it agreed to issue a convertible subordinated promissory note in the amount of $1.0 million to Avalon Technology LLC, a stockholder, and a convertible subordinated promissory note in the amount of $500,000 to Goran Enterprises Limited, a stockholder. The notes accrued interest at 8.5% per annum from the issuance date and were due February 29, 2000. As of March 31, 1999, the Company had received $1,500,000 under these promissory notes. The notes and accrued interest were automatically converted into 85,525 shares of common stock upon the consummation of the Company's IPO on April 28, 1999.


5. INCOME TAXES

      The Company's income tax provision consist of minimum state franchise taxes.

6. CAPITAL LEASE LINE OF CREDIT

      The Company has a capital lease line of credit for $1.0 million, expiring in November 1999. The Company has borrowed approximately $800,450 under this line of credit as of March 31, 1999. This facility bears interest at the bank's prime rate (7.75% at March 31, 1999). The leased assets collateralize any borrowings under this line of credit.

7. BUSINESS ACQUISITIONS

Acquisition of Musicvideos.com

           On February 26, 1999, the Company acquired all of the partnership interests of Areohvee Online Partnership, d.b.a. Musicvideos.com. Musicvideos.com is a provider of music videos over the Internet. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

           The total purchase price of approximately $9.4 million is comprised of 875,553 shares of the Company's common stock with an estimated fair value of approximately $8.9 million, a cash payment of approximately $300,000 and assumed liabilities and transaction costs of approximately $200,000. For purposes of the following pro forma combined statement of operations, the excess purchased price over net tangible assets acquired is estimated to be approximately $9.2 million and is being amortized over an estimated average useful life of 30 months.

Acquisition of SW Networks, Inc.

           On March 26, 1999, the Company entered into an agreement to purchase all of the outstanding shares of SW Networks Inc., an entertainment information/news content provider to radio stations and Internet-based entertainment companies. The acquisition closed concurrently with the completion of the Company's IPO on April 28, 1999. The purchase agreement relating to this acquisition required that the Company pay Sony Music Entertainment, Inc., the sole stockholder of SW Networks, a stated consideration of $12.0 million in shares of Company's common stock. For purposes of the agreement, the shares to be issued to Sony Music were valued at 80% of the IPO price. Accordingly, the Company issued 681,818 shares of common stock to Sony Music at an effective discount of 20% from the initial public offering price. Sony Music has the right to require registration of such shares beginning six months after April 28, 1999. Absent registration, Sony Music must hold such shares for a minimum of one year from April 28, 1999. For accounting purposes, the Company has estimated the fair value of such shares to be equal to the IPO price less 5% due to the restrictions on resale or $20.90 per share. Accordingly, for accounting purposes, the Company has estimated the purchase price of SW Networks to be $14.3 million. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. For purposes of the following pro forma combined financial information, the excess purchase price over net tangible assets acquired is estimated to be approximately $12.7 million and is assumed to be amortized, on a preliminary basis, over an estimated average useful life of 48 months.

                         MUSICVIDEOS.COM     SW NETWORKS
                         ---------------     ------------

Total consideration:
  Common stock            $  8,931,000       $ 14,250,000
  Cash                         302,000                 --
  Other                         36,000                 --
                          ------------       ------------
                             9,269,000         14,250,000
Less net assets                (99,000)        (1,556,000)
                          ------------       ------------
  Total intangibles       $  9,170,000       $ 12,694,000
                          ============       ============

           The actual allocations of the purchase prices will be based on the estimated fair values of the net tangible and intangible assets acquired at the dates of purchase. For purposes of the unaudited pro forma statement of operations and related amortization of intangibles, the preliminary purchase price allocation has been estimated as follows:

                       MUSICVIDEOS.COM    SW NETWORKS
                       ---------------    -----------
Membership database      $ 6,770,000      $        --
Goodwill and other         2,400,000       12,694,000
                         -----------      -----------
  Total intangibles      $ 9,170,000      $12,694,000
                         ===========      ===========

           The following unaudited pro forma statement of operations gives effect to these acquisitions as if they had occurred at the beginning of each period presented by combining the results of operations of Musicvideos.com and SW Networks Inc. with the results of operations of the Company for the three months ended March 31, 1999 and 1998.

           The unaudited pro forma statement of operations is not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the period presented and should not be construed as being representative of future operating results.

PRO FORMA RESULTS OF OPERATIONS


                                                             For The Three Months Ended March 31,
                                                             ------------------------------------
                                                                   1998              1999
                                                               -----------       -----------

Net revenues:
    Advertising                                                $   889,000       $ 1,787,000
    Subscription                                                   251,000           209,000
    Merchandise and other                                          207,000           447,000
                                                               -----------       -----------
                                                                 1,347,000         2,443,000
Operating expenses:
    Cost of goods sold and distribution                            417,000           651,000
    Sales and marketing                                          1,778,000         3,233,000
    Content and product development                              1,664,000         2,177,000
    General and administrative                                   1,092,000         1,303,000
    Amortization of intangibles                                  1,793,000         1,793,000
                                                               -----------       -----------

Loss from operations                                            (5,397,000)       (6,714,000)
Interest income (expense), net                                     (38,000)           17,000
                                                               -----------       -----------
Loss before provision for income taxes                          (5,435,000)       (6,697,000)
Provision for income taxes                                          (3,000)          (10,000)
                                                               -----------       -----------
        Net loss                                               $(5,438,000)      $(6,707,000)
                                                               ===========       ===========
    Pro forma basic and diluted net loss per common share
                                                               $     (0.86)      $     (0.79)
                                                               ===========       ===========
    Weighted average shares outstanding used in pro
    forma per share calculation                                  6,336,000         8,515,000
                                                               ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           The Company has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business, operations and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed in the Company's other public filings, press releases and statements by the Company's management, including (i) the volatile and competitive nature of the Internet industry, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on the Company's business, (iv) failure of the Company, its vendors or other third parties to achieve Year 2000 compliance and (v) the effect of any future acquisitions. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

The Company's fiscal year ends on December 31 of each calendar year.

RECENT EVENTS

           On February 28, 1999, we completed the acquisition of Musicvideos.com. As a result of this acquisition, Launch has significantly expanded its content by offering streaming music videos on launch.com. In addition, on April 28, 1999, Launch completed the acquisition of SW Networks from Sony Music. SW Networks produces editorial content and news features focused primarily on music. SW Networks distributes this content for radio broadcast and Internet syndication. We intend to continue to distribute SW Networks' content to traditional media and to make this content available on launch.com. We believe that this acquisition will enhance the content available on launch.com, and that it will increase awareness of the Launch brand. As part of this acquisition transaction, Sony purchased shares in the IPO with an aggregate purchase price of $1.0 million.

           On April 23, 1999 Launch effected an initial public offering of 3,500,000 shares of its common stock at a price of $22 per share. On May 19, 1999, the underwriters exercised their over-allotment option to purchase an additional 510,000 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $81 million.

OVERVIEW

           Launch is a digital media company focused on music. Launch leverages the inherent advantages of digital media to offer consumers a compelling music discovery experience while providing record labels, artists, advertisers and merchants a valuable marketing platform. Our content is delivered on the Internet at www.launch.com and on the monthly Launch on CD-ROM.

           Launch commenced operations in February 1994, and we published the first issue of Launch on CD-ROM in May 1995. Through July 1998, we distributed Launch on CD-ROM bi-monthly, and since that time, we have distributed it monthly. Launch.com was first made available in October 1997. As of March 31, 1999, launch.com had approximately 1.1 million registered members, and Launch on CD-ROM had approximately 265,000 subscribers. Doubleclick, Inc. our third party ad server, reported that in March 1999, there were approximately 1.1 million unique visitors to launch.com.

           Launch has incurred significant net losses and negative cash flows from operations since its inception, and as of March 31, 1999, had an accumulated deficit of approximately $32.3 million. Launch intends to continue to make significant financial investments in marketing and promotion, content development and technology and infrastructure development. As a result, Launch believes that it will incur operating losses and negative cash flows from operations for the foreseeable future, and that such losses and negative cash flows will increase for at least the next year.

           To date, Launch's revenues have been derived primarily from the sale of advertising, including sponsorships, and, to a lesser extent, from annual subscriptions relating to Launch on CD-ROM. Launch derives revenue from advertising sales against the total audience viewing content on both launch.com and Launch on CD-ROM. Historically, Launch on CD-ROM has accounted for the majority of Launch's audience, and, accordingly, Launch has derived the majority of its revenues from advertising sales against the Launch on CD-ROM audience. Launch expects that future growth, if any, in advertising revenue will largely depend upon increasing the launch.com audience. Revenues for sponsorships across the Launch media properties are recognized ratably over the sponsorship term which is typically one month. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears. With respect to launch.com, revenues from advertisements are recognized ratably in the period in which the advertisement is displayed, provided that no significant Launch obligations remain. With respect to SW Networks' business, Launch will obtain on-air radio advertising inventory in exchange for content. Launch intends to sell this inventory for cash and will recognize revenue when the radio stations broadcast the advertisement.

           We derive subscription revenues from annual subscription fees for Launch on CD-ROM. Advance payments for Launch on CD-ROM subscriptions are recognized as revenue ratably over the term of the subscription.

           Advertising revenues also include barter revenues, which represent an exchange of advertising space on Launch on CD-ROM for reciprocal advertising space on third parties' Web sites or for rights under online distribution agreements. Revenues from these barter transactions are recorded as advertising revenues at the lower of estimated fair value of the advertisements received or delivered and are recognized upon publication of the advertisements on Launch on CD-ROM. Barter expenses are also recorded at the lower of estimated fair value of the advertisements received or delivered and are recognized when Launch's advertisements run on the reciprocal media property, which is typically in the same period in which the advertisements run on Launch on CD-ROM. Although Launch believes these barter transactions have been important in the marketing of the Launch brand, we expect to significantly decrease both the dollar value and frequency of these transactions in the future.

           We have entered into various license arrangements, strategic alliances and business acquisitions in order to build our audience, provide music-specific content, generate additional online traffic, increase subscriptions and memberships and establish additional sources of revenue. These acquisitions, arrangements and alliances have resulted in a variety of non-cash charges that will affect our operating results over the next several fiscal periods. The acquisition of Musicvideos.com has been accounted for using the purchase method of accounting and, accordingly, the purchase price, estimated to be $9.3 million, has been allocated to net tangible and intangible assets acquired. The excess purchase price over net tangible assets is estimated to be $9.2 million and will be amortized over an expected estimated average useful life of 30 months. The acquisition of SW Networks will be accounted for using the purchase method of accounting and, accordingly, the purchase price, estimated to be $14.3 million, will be allocated to net tangible and intangible assets acquired. The excess purchase price over net tangible assets is estimated to be $13.4 million and will be amortized over an expected estimated average useful life of 48 months. The consideration for the NBC.com and NBC Interactive Neighborhood strategic alliance and content agreement was series D stock valued at $3.0 million. This non-cash amount is being amortized over the 26-month term of the agreement. We expect that we will continue to enter into such arrangements. Because Internet business acquisitions typically involve significant amounts of intangible assets, future operating results may be adversely affected by amortization of the intangible assets acquired.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net Revenues:

           Net revenues increased 104% from $611,000 for the three months ended March 31, 1998 to $1.2 million for the three months ended March 31, 1999. The increase in net revenues was attributable primarily to an increase in advertising and other revenues.

           Advertising Revenues. Advertising revenues increased 139% from $297,000, or 48.6% of net revenues, for the first three months of 1998 to $711,000, or 57.0% of net revenues, for the first three months of 1999. Advertising revenues increased in the first three months of 1999 due to an increase in the number of advertisers and number of advertisements sold. During 1998 and the first three months of 1999, Launch increased its sales efforts principally by expanding its sales force. In addition to increased sales efforts, the inventory of impressions available on the Company's web site increased as users to the web site increased. Launch expects advertising revenue will continue to represent the most significant portion of its net revenues for the foreseeable future. Included in advertising revenues are revenues recognized from barter transactions of $150,000, or 50.5% of advertising revenues, for the first three months of 1998 and $208,000, or 29.3% of advertising revenues, for the first three months of 1999.

           Subscription Revenues. Subscription revenues decreased 17% from $251,000, or 41.1% of net revenues, for the first three months of 1998 to $209,000, or 16.7% of net revenues, for the first three months of 1999. Subscription revenues decreased primarily as a result of a reduction in the yearly price of a paid subscription for Launch on CD-ROM, which occurred in the second quarter of 1998. We intend to phase out Launch on CD-ROM, as more efficient broadband distribution systems achieve widespread consumer acceptance. As a result, Launch anticipates that subscription revenues from Launch on CD-ROM will decline substantially over time.

           Merchandise and Other Revenues. Merchandise and other revenues increased 421% from $63,000, or 10.3% of net revenues, during the first three months of 1998 to $328,000, or 26.3% of net revenues, during the first three months of 1999. Merchandise and other revenues increased during the first three months of 1999 due primarily to $300,000 earned under a nonrecurring development agreement with Intel. The total amount to be paid to Launch under the Intel agreement is $1.0 million, of which $569,000 has been recognized through March 31, 1999. Excluding this development agreement revenue, merchandise and other revenues were $28,000 for the first three months of 1999, reflecting a 56% decrease from the first three months of 1998 primarily related to a decrease in single copy retail sales of Launch on CD-ROM. This decrease was due to Launch's focus on subscriptions rather than single copy retail. At March 31, 1999, Launch had deferred revenues of $871,000 consisting primarily of prepaid subscriptions for Launch on CD-ROM and development projects.

Operating Expenses

           Cost of Goods Sold and Distribution. Cost of goods sold and distribution consists primarily of CD-ROM manufacturing and packaging costs and CD-ROM subscription distribution costs. Cost of goods sold and distribution increased 56% from $417,000, or 68.2% of net revenues, during the first three months of 1998 to $651,000, or 52.2% of net revenues, during the first three months of 1999. As a percentage of net revenues, cost of goods sold and distribution decreased during the first three months of 1999, however cost of goods sold increased in absolute dollars due primarily to the production and distribution of two issues of Launch on CD-ROM versus one issue during the first three months of 1998. We expect cost of good sold as a percentage of net revenues to decrease as Launch on CD-ROM is phased out.

           Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising and marketing costs, promotional costs and the cost of the direct marketing and advertising sales force. Sales and marketing expenses increased 87% from $1.5 million, or 248.0% of net revenues, during the first three months of 1998 to $2.9 million, or 226.8% of net revenues, during the first three months of 1999. The increase in sales and marketing expenses increased primarily due to the cost of acquiring new subscribers, the hiring of additional sales and marketing personnel, and increased marketing to promote the Launch brand. In addition, the Company undertook a print and outdoor advertising campaign beginning in March 1999 in order to promote the Launch brand and increase the audience on Launch's media properties. Launch expects sales and marketing expenses to increase significantly in absolute dollars as it pursues an aggressive marketing campaign to increase the audience on launch.com, expand marketing of the Launch brand and hire additional sales and marketing personnel.

           Content and Product Development Expenses. Content and product development expenses consist primarily of editorial expenses, which includes video production and editorial writers, art production, bandwidth, software, and Web development costs. Content and product development expenses increased 110% from $626,000, or 102.5% of net revenues, during the first three months of 1998 to $1.3 million, or 105.3% of net revenues, during the first three months of 1999. As a percentage of net revenues, content and product development expenses increased in the first three months of 1999 due to costs associated with the Intel development agreement and costs of developing and enhancing the launch.com Web site. Launch believes that significant investments in content and product development are required to remain competitive. Therefore, Launch expects that its content and product development expenses will continue to increase in absolute dollars for the foreseeable future.

           General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance and accounting, facilities and fees for professional services. General and administrative expenses increased 68.5% from $356,000, or 58.3% of net revenues, during the first three months of 1998 to $600,000, or 48.1% of net revenues, during the first three months of 1999. The absolute dollar increase in general and administrative expenses in the first three months of 1999 was due to an increase in the number of administrative personnel necessary to support the growth of Launch's operations. Launch anticipates hiring additional personnel, incurring additional costs for integration of acquisitions, and incurring additional costs related to being a public company, including costs related to investor relations programs and professional service fees. Accordingly, Launch anticipates that general and administrative expenses will continue to increase in absolute dollars.

           Depreciation and amortization. Depreciation and amortization expenses were $603,000, or 48.3% of net revenues, and $48,000, or 7.9% of net revenues for the three months ended March 31, 1999 and 1998, respectively. The dollar increase was primarily attributable to depreciation on a greater base of property and equipment owned by the Company as well as increased amortization expense resulting from the Company's acquisition of Musicvideos.com.

           Interest income (expense), net. Interest income (expense), net consists of interest earned on cash and cash equivalents and short-term investments, offset by interest expense on borrowings. Net interest expense was $38,000 during the first three months of 1998 compared to net interest income of $19,000 in during the first three months of 1999.



LIQUIDITY AND CAPITAL RESOURCES

           Since its inception, Launch has financed its operations primarily through private placements of preferred stock and, to a lesser extent, from the revenues generated by operations. As of March 31, 1999, Launch had approximately $4.4 million in cash and cash equivalents. On April 23, 1999 Launch effected an initial public offering of 3,500,000 shares of its common stock at a price of $22 per share. On May 19, 1999, the underwriters exercised their over-allotment option to purchase an additional 510,000 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $81 million.

           Net cash used in operating activities increased to $3.4 million for the first three months of 1999 from $2.2 million for the first three months of 1998. The increase in net cash used in operating activities is substantially attributable to the increased net loss.


           Net cash provided by investing activities was $4.5 million for the first three months of 1999, as compared to net cash used by investing activities of $13.1 million for the first three months of 1998. The decrease in net cash used in investing activities resulted primarily from the significant purchase of securities which took place during the first three months of 1998 versus maturities of securities during the first three months of 1999.

           Net cash provided by financing activities decreased to $1.5 million for the first three months of 1999, from net cash provided by financing activities of $15.2 million for the first three months of 1998, due principally to the proceeds from the sale of Series D preferred stock in 1998.

           Launch has a capital lease line of credit for $1.0 million. At March 31, 1999, $800,450 was outstanding under this line of credit. This facility bears interest at the bank's prime rate, 7.75% at March 31, 1999. The leased assets collateralize any borrowings under this line of credit.

           The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, consistent with the growth in Launch's operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, Launch will continue to evaluate possible investments in businesses, products and technologies, and plans to expand its sales and marketing programs and conduct more aggressive brand promotions. Launch currently expects that the net proceeds from its IPO, together with its existing capital lease line of credit and available funds, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. There can be no assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate. Launch may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on terms favorable to Launch. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, Launch may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on Launch's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

        STATE OF READINESS

        The Company has made an assessment of the Year 2000 readiness of its operating, financial and administrative systems, including the hardware and software that support the Company's systems. The Company's assessment plan consists of: quality assurance testing of its internally developed proprietary software; contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of the Company's services to its users; contacting vendors of third-party systems; assessing repair and replacement requirements; implementing repair or replacement; and creating contingency plans in the event of Year 2000 failures.

        The Company's Year 2000 task force has conducted an inventory of and developed testing procedures for all software and other systems that it believes might be affected by Year 2000 issues. Since third parties developed and currently support many of the systems that the Company uses, a significant part of this effort will be to ensure that these third-party systems are Year 2000 compliant. The Company plans to confirm this compliance though a combination of the representation by these third parties of their products' Year 2000 compliance, as well as specific testing of these systems. The Company plans to complete this process prior to the end of the third quarter of 1999. Until such testing is completed and such vendors and providers are contacted, the Company will not be able to completely evaluate whether its systems will need to be revised or replaced.

        COSTS

        To date, the Company has spent approximately $50,000 on Year 2000 compliance issues but expects to incur an additional $100,000 to $200,000 in connection with identifying, evaluating and addressing Year 2000 compliance issues. Most of the Company's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. Such expenses, if higher than anticipated, could have a material adverse effect on the Company's business, results of operations and financial condition.

        RISKS

        The Company is not currently aware of any Year 2000 compliance problems relating to its systems that would have a material adverse effect on the Company's business, results of operations and financial condition, without taking into account the Company's efforts to avoid or fix such problems. There can be no assurance that the Company will not discover Year 2000 compliance problems in its systems that will require substantial revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into the Company's material systems will not need to be revised or replaced, all of which could be time-consuming and expensive. The failure of the Company to fix or replace its internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in its internally developed proprietary software could result in claims of mismanagement, misrepresentation, or breach of contract and related litigation, which could be costly and time-consuming to defend.

        The Company is heavily dependent on a significant number of third-party vendors to provide both network services and equipment. A significant Year 2000-related disruption of the network, services or equipment that third-party vendors provide to the Company could cause the Company's registered members and visitors to consider seeking alternate providers or cause an unmanageable burden on its technical support, which in turn could materially and adversely affect the Company's business, financial condition and results of operations.

        In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of the Company's control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond the control of the Company, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent the Company from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing its Web site which could have a material adverse effect on the Company's business, results of operations and financial condition.

        CONTINGENCY PLAN

        As discussed above, the Company is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of the Company's Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

SEASONALITY OF BUSINESS AND QUARTERLY RESULTS

           The Company believes that advertising sales in traditional media are generally lower in the first and third calendar quarters of each year than in respective preceding quarters and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of internet advertising expenditures could become more pronounced. The forgoing factor could have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS THAT MAY AFFECT RESULTS

WE HAVE A LIMITED OPERATING HISTORY THAT MAKES AN EVALUATION OF OUR BUSINESS DIFFICULT

        We commenced operations in February 1994 and published the first issue of Launch on CD-ROM in May 1995. We first made launch.com available over the Internet in October 1997. Because we have a limited operating history, you must consider the risks and difficulties frequently encountered by early-stage companies such as Launch in new and rapidly evolving markets, including the market for advertising on the Internet and other digital media. Historically, Launch on CD-ROM has accounted for the majority of Launch's audience. Accordingly, Launch has derived its revenues principally from advertising sales against the Launch on CD-ROM audience and, to a lesser extent, from subscriptions for Launch on CD-ROM. Any future growth in our business will depend substantially upon our ability to increase the size of the launch.com audience, to increase advertising sales against that audience and to meet the challenges described in the risk factors below.

WE HAVE A HISTORY OF LOSSES. BECAUSE WE ANTICIPATE THAT OUR OPERATING EXPENSES WILL GROW MORE QUICKLY THAN OUR REVENUES, AT LEAST IN THE SHORT TERM, WE EXPECT INCREASED LOSSES

      We incurred net losses of $4.5 million in 1996, $6.7 million in 1997, $13.4 million in 1998 and $5.4 million for the three months ended March 31, 1999. As of March 31, 1999, our accumulated deficit was $32.3 million. We have not achieved profitability and expect to incur operating losses for the foreseeable future. We expect these operating losses to increase for at least the next year. We will need to generate significant revenues to achieve and maintain profitability, and we cannot assure you that we will be able to do so. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or an annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance will likely be adversely affected. See "Selected Financial Data" for more detailed information regarding our historical operating and net losses.

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

      Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock will likely decline. Factors which may cause our revenues and operating results to fluctuate include the following:

        -       our ability to attract and retain advertisers;

        - our ability to increase the registered membership of launch.com and the amount of time our audience members spend using launch.com;

        - new Web sites, services or products introduced by us or by our competitors;

        -       the timing and uncertainty of sales cycles;

        -       mix of online advertisements sold;

        - seasonal declines in advertising sales, which typically occur in the first and third calendar quarters;

        -       the level of Web and online services usage;

        - our ability to successfully integrate operations and technologies from acquisitions or other business combinations;

        - technical difficulties or system downtime affecting the Internet generally or the operation of launch.com; and

        - general economic conditions, as well as economic conditions specific to digital media and the music industry.

      To attract and retain a larger audience, we plan to significantly increase our expenditures for sales and marketing, content development, and technology and infrastructure development. Many of these expenditures are planned or committed in advance in anticipation of future revenues. Because advertising orders are typically short term and subject to cancellation without penalty until shortly before the advertisement runs, our quarterly operating results are difficult to forecast. If our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues would likely adversely affect our quarterly operating results.

BECAUSE WE DEPEND PRINCIPALLY UPON ADVERTISING REVENUES, IF WE DO NOT INCREASE ADVERTISING SALES, ESPECIALLY SALES AGAINST THE LAUNCH.COM AUDIENCE, OUR BUSINESS MAY NOT GROW OR SURVIVE

      Our revenues for the foreseeable future will depend substantially on sales of advertising. In 1997, advertising sales accounted for 59.3% of our net revenues, in 1998 they accounted for 60.6% of our net revenues, and during the first three months of 1999, advertising sales accounted for 57.0% of our net revenues. If we do not increase advertising revenues, our business may not grow or survive. Increasing our advertising revenues depends upon many factors, including our ability to do the following:

        - conduct successful selling and marketing efforts aimed at advertisers;

        -       increase the size of the launch.com audience;

        -       increase the amount of revenues per advertisement;

        - aggregate our target demographic group of 12 to 34 year old active music consumers, and, in particular, the Generation Y segment of this group;

        -       increase awareness of the Launch brand among advertisers;

        -       target advertisements to appropriate segments of our audience;

        - make Launch available through evolving broadband distribution channels; and

        - accurately measure the size and demographic characteristics of our audience.

Our failure to achieve one or more of these objectives could adversely affect our business.

      Advertising revenues are difficult to forecast, especially because the market for advertising on digital media has emerged relatively recently. During the first three months of 1999, we derived 17% of our net revenues from advertising barter transactions. We have historically entered into barter transactions with advertisers that we do not believe would pay cash for such advertisements. We expect to substantially reduce both the dollar volume and frequency of such transactions in future periods. In each quarterly period, we derive a significant portion of our revenues from sales of advertising to a limited number of customers. Accordingly, the loss of a key advertising relationship or the cancellation or deferral of even a limited number of orders could adversely affect our quarterly performance.

IF WE FAIL TO INCREASE THE SIZE OF OUR AUDIENCE, WE MAY NOT BE ABLE TO ATTRACT ADVERTISERS OR STRATEGIC ALLIANCES

      Increasing the size of our audience is critical to selling advertising and to increasing our revenues. If we cannot increase the size of our audience, then we may be unable to attract new or retain existing advertisers. In addition, we may be at a relative disadvantage to other digital media companies with larger audiences that may be able to leverage their audiences to access more advertisers and significant strategic alliances. To attract and retain our audience, we must do the following:

        -       continue to offer compelling music content;

        -       encourage our users to become part of our community;

        -       conduct effective marketing campaigns to acquire new members;

        - develop new and maintain existing distribution relationships with other Web sites;

        -  update and enhance the features of launch.com;

        -  increase awareness of the Launch brand;

        - make Launch available through broadband distribution channels as they achieve widespread consumer acceptance; and

        -  offer targeted, relevant products and services.

Our failure to achieve one or more of these objectives could adversely affect our business, and we cannot assure you that we will be successful in these efforts.

      A significant element of our strategy is to build a loyal community of registered members on launch.com because we believe community features help retain actively engaged users. The concept of developing such a community on the Web is unproven, and if it is not successful, then it may be more difficult to increase the size of our audience.

      We also depend on establishing and maintaining distribution relationships with high-traffic Web sites to increase our audience. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of users. Therefore, launch.com may not obtain additional users from these relationships. Moreover, we have paid in the past, and may pay in the future, significant fees to establish these relationships.

      We also intend to increase our financial expenditures on marketing the Launch brand because we believe brand awareness will be critical to increasing our audience, especially because there are few barriers to entry for Internet businesses. If we do not increase our revenues as a result of our branding and other marketing efforts or if we otherwise fail to promote our brand successfully, our business could be adversely affected.

SALES CYCLES VARY FOR ADVERTISING AND MAY CAUSE OUR OPERATING RESULTS TO
FLUCTUATE

      Our dependence on advertising subjects us to additional risks because the sales cycles for these sales vary significantly. The time between the date of initial contact with a potential advertiser or sponsor and receipt of a purchase order from the advertiser may range from as little as six weeks to up to nine months. During these sales cycles, we may expend substantial funds and management resources but not obtain advertising revenues. Therefore, if these sales are delayed or do not otherwise occur, our operating results for a particular period may be adversely affected.

      Advertising sales are subject to delays over which we have little or no control, including the following:

        -  advertisers' budgetary constraints;

        -  internal acceptance reviews by advertisers and their agencies;

        -  the timing of completion of advertisements by advertisers; and

        - the possibility of cancellation or delay of projects by advertisers or sponsors.

FAILURE TO CONTINUE TO DEVELOP COMPELLING CONTENT THAT ATTRACTS OUR TARGET AUDIENCE COULD CAUSE OUR AUDIENCE SIZE TO DECREASE OR CHANGE THE DEMOGRAPHICS OF OUR AUDIENCE

      Our future success depends on our ability to continue to develop content that is interesting and engaging to our target audience. If our audience determines that our content does not reflect its tastes, then our audience size could decrease or the demographic characteristics of our audience could change. Either of these results would adversely affect our ability to attract advertisers. Our ability to develop compelling content depends on several factors, including the following:

        -  quality of our editorial staff;

        -  technical expertise of our production staff;

        -  access to recording artists; and

        - access to content controlled by record labels, publishers and artists.

Further, consumer tastes change, particularly those of Generation Y, and we may be unable to react to those changes effectively or in a timely manner.

LIMITATIONS ON THE AVAILABILITY OR INCREASES IN THE PRICE OF MUSIC CONTENT DEVELOPED BY THIRD PARTIES COULD HARM OUR BUSINESS

      Because much of our content, including recording artist interviews, audio and video performances and music, are provided to us by record labels and artists at minimal or no charge, we depend on our good relations with record labels and artists to offer compelling content. We have no long-term contracts with any of the record labels or artists, and we cannot assure you that they will continue to make their content available to us on reasonable terms or at all. If record labels, music publishers or artists charge significant fees for their content or discontinue their relationships with us, then our content offering could be adversely affected.

WE NEED NEW DISTRIBUTION TECHNOLOGIES TO INCREASE ACCESSIBILITY OF OUR CONTENT, AND FAILURE OF SUCH TECHNOLOGIES TO ACHIEVE CONSUMER ACCEPTANCE COULD LIMIT
OUR GROWTH

      To experience the full extent of our high-quality audio and full-motion video content, consumers must access such content either from a CD-ROM, DVD-ROM or over a high-bandwidth connection, such as cable or direct subscriber line modem or satellite data broadcast. If such broadband distribution networks do not achieve widespread consumer acceptance, we may be unable to effectively distribute our audio and video content in its most compelling format. We cannot assure you that broadband distribution networks will ever achieve consumer acceptance, and if they do not, our growth may be limited.

WE DEPEND ON A LIMITED NUMBER OF ADVERTISERS, AND THE LOSS OF A NUMBER OF THESE ADVERTISERS COULD ADVERSELY AFFECT OUR OPERATING RESULTS

      Historically, a limited number of advertisers has accounted for a significant percentage of our revenues. Although no advertiser accounted for more than 10% of total net revenues in 1998, our four largest advertisers accounted for 23.5% of total net revenues. Although no advertiser accounted for more than 10% of total net revenues for the three months ended March 31, 1999, our four largest advertisers accounted for 13% of total net revenues. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of advertisers. In addition, particularly because few advertisers are contractually obligated to purchase any advertising in the future, we anticipate that the mix of advertisers in each fiscal period will continue to vary. In order to increase our revenues, we will need to attract additional significant advertisers on an ongoing basis. Our failure to sell a sufficient number of advertisements or to engage a sufficient number of advertisers during a particular period could adversely affect our results of operations.

WE MUST MAINTAIN AND ESTABLISH STRATEGIC ALLIANCES TO INCREASE OUR AUDIENCE AND ENHANCE OUR BUSINESS

      In an attempt to increase audience, build brand recognition and enhance content, distribution and commerce opportunities, we have entered into strategic alliances with various media and Internet-related companies such as NBC Multimedia, Inc., America Online, Inc., Microsoft Corporation, Snap! LLC and Infoseek Corporation (Go Network). Our failure to maintain or renew our existing strategic alliances or to establish and capitalize on new strategic alliances could have an adverse affect on our business. Our future success depends to a significant extent upon the success of such alliances. Occasionally, we enter into agreements with strategic partners that may prohibit us from entering into similar arrangements with competitors of our strategic partners. Such exclusivity provisions may limit our ability to enter into favorable arrangements with complementary businesses and thereby limit our growth. We cannot assure you that we will achieve the strategic objectives of these alliances, that any party to a strategic alliance agreement with Launch will perform its obligations as agreed upon or that such agreements will be specifically enforceable by Launch. In addition, some of our strategic alliances are short term in nature and may be terminated by either party on short notice.

COMPETITION FROM TRADITIONAL AND ONLINE MEDIA AND OTHER COMPANIES FOCUSED ON MUSIC COULD REDUCE OUR ADVERTISING SALES OR MARKET SHARE

      Competition among media companies seeking to attract the active music consumer is intense. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could adversely affect our business. Traditional media companies, such as television broadcasters, magazine publishers and radio stations, are constantly refining their content and strategies to increase their audiences and advertising revenues. Further, the number of Web sites competing for the attention and spending of members, users and advertisers has increased, and we expect it to continue to increase, particularly because there are so few barriers to entry on the Web. We compete for members, users and advertisers with the following types of companies:

        - publishers and distributors of traditional media, such as television, radio and print, including MTV, CMT, Rolling Stone and Spin, and their Internet affiliates;

        - online services and Web sites, including those targeted at music consumers, such as SonicNet, mp3.com and UBL;

        - Web retrieval and other Web "portal" companies, such as Excite, Inc., Infoseek Corporation, Lycos, Inc. and Yahoo! Inc.; and

        -  online music retailers, such as CDNow, Inc. and Amazon.com, Inc.

      Because we compete for advertisers with traditional advertising media, our business could be adversely affected if advertisers do not view digital media as effective for advertising. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including the following:

        -  larger audiences;

        -  larger technical, production and editorial staffs;

        -  greater name recognition;

        -  better access to content;

        -  more established Internet presence;

        -  larger advertiser bases; and

        - substantially greater financial, marketing, technical and other resources.

If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business could be adversely affected.

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER, OUR PRESIDENT OR OTHER KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS BECAUSE THESE OFFICERS ARE IMPORTANT TO OUR CONTINUED GROWTH

      Our future success depends to a significant extent on the continued services of our senior management and other key personnel, and particularly David B. Goldberg, Launch's chief executive officer, and Robert D. Roback, Launch's president. The loss of either of these individuals or certain other key employees would likely have an adverse effect on our business. We have an employment agreement with only one of our executive officers, and we do not anticipate that other executive officers or key personnel will enter into employment agreements. We expect that we will need to hire additional personnel in all areas during 1999. Competition for personnel throughout our industry is intense. We may be unable to retain our current key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

GROWTH IN OUR OPERATIONS, PARTICULARLY OUR SALES, MARKETING, FINANCIAL AND ADMINISTRATIVE ORGANIZATIONS, IS PLACING A STRAIN ON OUR RESOURCES, AND FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HARM OUR BUSINESS

      We have experienced and are currently experiencing a period of significant growth in our operations. This growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our resources. As part of this growth, we will have to implement new operational systems and procedures and controls to expand, train and manage our employee base and to maintain close coordination among our technical, accounting, finance, marketing, sales and production staffs. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. To the extent we acquire new businesses, we will also need to integrate new operations, technologies and personnel. Failure to manage our growth effectively could adversely affect our business.

ACCEPTANCE AND EFFECTIVENESS OF DIGITAL MEDIA FOR ADVERTISING ARE UNPROVEN, WHICH DISCOURAGES SOME ADVERTISERS FROM ADVERTISING ON LAUNCH

      Our future is highly dependent on an increase in the use of the Internet and other forms of digital media for advertising. If the Internet advertising market fails to develop or develops more slowly than we expect, then our business could be adversely affected. Moreover, the market for advertising on other forms of digital media, such as broadband distribution, is even less developed than Internet advertising, and if that market does not develop, then our growth may be limited.

      The Internet advertising market is new and rapidly evolving, and we cannot yet gauge the effectiveness of advertising on the Internet as compared to traditional media. As a result, demand for Internet advertising is uncertain. Many advertisers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by companies that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find advertising on the Internet to be undesirable or less effective for promoting their products and services relative to traditional advertising media.

      Different pricing models are used to sell Internet advertising. It is difficult to predict which, if any, will emerge as the industry standard. This uncertainty makes it difficult to project our future advertising rates and revenues. Any failure to adapt to pricing models that develop or respond to competitive pressures could adversely affect our advertising revenues. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

TRACKING AND MEASUREMENT STANDARDS FOR ADVERTISING ARE EVOLVING AND CREATE UNCERTAINTY ABOUT THE VIABILITY OF OUR BUSINESS MODEL


      There are currently no standards for the measurement of the effectiveness of advertising on the Internet and other digital media, and the industry may need to develop standard measurements. The absence or insufficiency of these standards could adversely impact our ability to attract and retain advertisers. We cannot assure you that such standard measurements will develop. In addition, currently available software programs that track Internet usage and other tracking methodologies are rapidly evolving. We cannot assure you that the development of such software or other methodologies will keep pace with our information needs, particularly to support the growing needs of our internal business requirements and advertising clients. For instance, MediaMetrix, Inc. has reported that, in December 1998, launch.com reached approximately 849,000 unique users, while it reached approximately 621,000 unique users in February 1999 and approximately 789,000 unique users in March 1999. Each unique user represents one unduplicated person or household that accessed launch.com during the relevant period. MediaMetrix determines the number of unique users reached by a Website by extrapolating from a panel of users who report their usage to MediaMetrix. We believe that the sampling method used by MediaMetrix to determine these numbers may cause significant variations to occur on a month-to-month basis and may cause the numbers to be potentially inaccurate. However, our advertisers may rely on MediaMetrix data or other similar data to determine whether to advertise on Launch, and adverse data from such sources in any particular period may cause advertisers not to advertise on Launch.

      It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web site. We depend on third parties to provide certain of these measurement services. If they are unable to provide these services in the future, we would need to perform them ourselves or obtain them from another provider, if available. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. Companies may choose to not advertise on Launch or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

WE MAY HAVE LIABILITY FOR NEGLIGENCE, DEFAMATION OR OTHER MATTERS FOR CONTENT POSTED ON LAUNCH.COM OR TO CONSUMERS FOR PRODUCTS SOLD THROUGH LAUNCH.COM

      Because users of our Web site may distribute our content to others, third parties might sue us for defamation, negligence, copyright or trademark infringement or other matters. These types of claims have been brought, sometimes successfully, against online services in the past. Others could also sue us for the content that is accessible from our Web sites through links to other Web sites or through content and materials that may be posted by launch.com members. Such claims might include, among others, that by directly or indirectly hosting the personal Web sites of third parties, we are liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that if any third-party content information provided on launch.com contains errors, third parties could make claims against us for losses incurred in reliance on such information.

      We may also enter into agreements that entitle us to receive a share of revenue from the purchase of goods and services through direct links from our Web sites to their Web sites. Such arrangements may subject us to additional claims, including potential liabilities to consumers of such products and services, based on the access we provide to such products or services, even if we do not provide such products or services ourselves. While our agreements with these parties may provide that we will be indemnified against such liabilities, such indemnification, if available, may not be adequate. Our insurance may not adequately protect us against these types of claims and, even if such claims do not result in liability, we could incur significant costs in investigating and defending against such claims.

WE EXPECT TO MAKE ACQUISITIONS THAT MAY DILUTE OUR STOCKHOLDERS' INTERESTS IN LAUNCH OR RESULT IN AMORTIZATION OF SIGNIFICANT AMOUNTS OF INTANGIBLE ASSETS

      As part of our business strategy, we expect to review acquisition prospects that would complement our current content offerings, increase our market share or otherwise offer growth opportunities. Such acquisitions could cause our operating results or the price of our common stock to decline. To date, we have had limited experience in these types of transactions. While we have no current agreements or commitments with respect to any such acquisitions, other than the pending acquisition of SW Networks, we may acquire businesses, products or technologies in the future. Because business acquisitions typically involve significant amounts of intangible assets, future operating results may be adversely affected by amortization of intangible assets acquired. In the event of such future acquisitions or business combinations, we could do the following:

        - issue equity securities that would dilute current stockholders' percentage ownership in us;

        -  incur substantial debt; or

        -  assume contingent liabilities.

WE MAY BE UNABLE TO EFFECTIVELY INTEGRATE MUSICVIDEOS.COM, SW NETWORKS OR OTHER BUSINESSES WE MAY ACQUIRE IN THE FUTURE, AND ANY SUCH FAILURE COULD DIMINISH THE VALUE OF AN ACQUIRED BUSINESS OR CAUSE DISRUPTIONS IN OUR ONGOING OPERATIONS

      Acquisitions and business combinations entail numerous operational risks, including the following:

        - difficulties in the assimilation of acquired operations, technologies or products;

        - diversion of management's attention from other business concerns;

        - risks of entering markets in which we have no or limited experience; and

        -  potential loss of key employees of acquired organizations.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could damage our business.

      We may not be able to effectively integrate the operations of acquired businesses with our ongoing operations. Such failure could harm our business by diverting management and other resources. Further, the personnel of acquired businesses may elect not to continue with Launch after completion of any acquisition, which could diminish the value of any acquisition. In that regard, we cannot assure you that the personnel of Musicvideos.com or of SW Networks will continue as employees of Launch. The acquisition of SW Networks from Sony Music poses risks because continuation of the SW Networks business requires us to integrate our content development operations with those of SW Networks. Content developed by SW Networks after the acquisition will be sold, in part, to radio stations throughout the United States, and we have not previously sold content to traditional media. As compensation for providing content to radio stations, we will typically receive either on-air inventory of radio advertisements or direct cash payments. To the extent that radio stations pay for our content with radio advertisement inventory, we intend to continue SW Networks' practice of selling the majority of this inventory to traditional radio advertisers. Selling radio advertising is highly competitive. We will depend on Global Media, a third-party advertising agency, to sell a majority of its radio advertisement inventory. We will compete for traditional media advertising sales with national radio networks and syndicators. National radio networks typically have larger and more established sales organizations as compared to Launch. We cannot assure you that Global Media will effectively sell our inventory of radio advertisements. In addition, the competitive pressures of traditional media advertising sales may adversely affect our business.

WE MAY NEED ADDITIONAL FINANCING TO ACHIEVE OUR BUSINESS OBJECTIVES, AND SUCH FINANCING MAY NOT BE AVAILABLE BECAUSE OF THE CONDITION OF OUR BUSINESS OR THE UNCERTAIN NATURE OF THE FINANCIAL MARKETS

      We currently anticipate that our available cash resources, combined with the net proceeds from this offering, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the 12 months following the date of this prospectus.

      If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then-current stockholders will be reduced, and such securities may have rights, preferences or privileges senior to those of such stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.
This limitation could adversely affect our business.

      We may need to raise additional funds in order to do the following:

        -  fund more rapid expansion;

        -       develop new or enhance existing services or products;

        -       fund distribution relationships;

        -       respond to competitive pressures; or

        -       acquire complementary products, businesses or technologies.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of our working capital and capital expenditures.

IF THE USE OF DIGITAL MEDIA, INCLUDING THE INTERNET, DOES NOT CONTINUE TO GROW, OUR MARKET MAY NOT DEVELOP ADEQUATELY

      Our market is new and rapidly evolving. If usage of digital media, and in particular the Internet, does not continue to grow, our business will be adversely affected. A number of factors may inhibit such usage, including, but not limited to the following:

        -       inadequate network infrastructure;

        -       security concerns;

        -       inconsistent quality of service; and

        -       limited availability of cost-effective, high-speed access.

      Even if digital media usage grows, the infrastructure necessary for such growth may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, digital media and, in particular, Internet usage, as well as the usage of launch.com, could grow more slowly than we expect or even decline.

WE NEED TO ADAPT TO RAPID TECHNOLOGICAL CHANGE IN SOFTWARE AND DISTRIBUTION SYSTEMS TO REMAIN COMPETITIVE

      Our market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of digital media, and in particular, the Internet, and intense competition in our industry exacerbate these market characteristics. To achieve our goals, we need to effectively integrate the various software programs and tools required to enhance and improve our product offerings and manage our business. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products and services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, new enhancements must meet the requirements of our current and prospective users and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our service or infrastructures or adapt our technology to respond to these changes.

GOVERNMENTAL REGULATION OF THE WEB RELATED TO COMMUNICATION, COMMERCE AND OTHER ISSUES MAY LIMIT THE GROWTH OF OUR BUSINESS AND DECREASE OUR MARKET OPPORTUNITY

      There are currently few laws or regulations that specifically regulate communications or commerce on the Web. Laws and regulations may be adopted in the future, however, that address issues such as user privacy, pricing, and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Any imposition of access fees could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new laws or regulations relating to the Web could adversely affect our business.

WE RELY ON THIRD PARTIES FOR OUR WEB SITE OPERATIONS. IF THESE SYSTEMS FAIL, THEY COULD DISRUPT OR DELAY USER TRAFFIC, WHICH COULD IMPAIR OUR BUSINESS

      Substantially all of our launch.com communications hardware and computer hardware operations are located at Exodus Communications, Inc.'s facilities in Irvine, California. Exodus provides Web site hosting services. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could result in reductions or termination of our services by our customers or otherwise adversely affect our Web site. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any backup systems or a formal disaster recovery plan.

      Our Web site must be able to accommodate a high volume of traffic and deliver frequently updated information. Our Web site has experienced in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our Web site. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Moreover, the Internet network infrastructure may not be able to support continued growth. Any of these problems could adversely affect our business.

BECAUSE OUR USERS PROVIDE US WITH PRIVATE INFORMATION, WE MAY BE SUBJECT TO LIABILITY IF THIS INFORMATION WERE MISUSED

      Our privacy policy provides that we will not willfully disclose any individually identifiable information about any user to a third party without the user's consent unless required by law. This policy is displayed to users of our personalized services when they initially register and is easily accessible on launch.com. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability. We also rely on a third-party provider for our e-commerce services. If we experience service problems with our e-commerce transactions, we could also be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. It could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission, the European Union and certain state and local authorities have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if these authorities choose to investigate our privacy practices.

      Like most Web sites, we typically place certain information commonly referred to as cookies on a user's hard drive without the user's knowledge or consent. We use cookies for a variety of reasons, including enabling us to limit the frequency with which a user is shown a particular advertisement. Certain currently available Internet browsers allow users to modify their browser settings to remove cookies at anytime or to prevent cookies from being stored on their hard drives. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies could limit the effectiveness of this technology.

SECURITY CONCERNS REGARDING CREDIT CARD OR OTHER CONFIDENTIAL INFORMATION TRANSMITTED OVER THE WEB COULD LIMIT OUR GROWTH

      A significant barrier to e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Internet usage may not increase at the rate we expect unless some of these concerns are adequately addressed and found acceptable by the market. Internet usage could also decline if any well-publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Any such protections may not be available at a reasonable price or at all. If a third party were able to misappropriate our users' personal information, users could sue us or bring claims against us.

WE DEPEND UPON LICENSED MUSIC CONTENT THAT MAY NOT CONTINUE TO BE AVAILABLE TO US ON REASONABLE TERMS

      A significant portion of the music content available on Launch is licensed from publishers, record labels and artists. We frequently either do not have written contracts or have short-term contracts with copyright owners, and, accordingly, our access to copyrighted content depends upon the willingness of such parties to continue to make their content available. Further, the parties who license material to us may face increasing costs to develop or acquire that material as a result of evolving laws regarding intellectual property, and these licensors may pass any such additional costs on to us. If the fees for music content increase substantially or if significant music content becomes unavailable, our ability to offer music content could be materially limited. We currently use certain content without first obtaining a license because we believe that a license is not required under existing law. However, this area of law remains uncertain and may not be resolved for a number of years. When this area of law is resolved, we may be required to obtain licenses for such content. Licenses may not be available on reasonable terms, if at all. Any limit on our content offering could adversely affect our business.

WE MAY EXPEND SIGNIFICANT RESOURCES TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR TO DEFEND CLAIMS OF INFRINGEMENT BY THIRD PARTIES, AND IF WE ARE NOT SUCCESSFUL WE MAY LOSE RIGHTS TO USE SIGNIFICANT MATERIAL OR BE REQUIRED TO PAY SIGNIFICANT FEES

      Copyrighted material that Launch develops internally, as well as trademarks relating to the Launch brand and other proprietary rights, are important to our success and our competitive position. We seek to protect our copyrights, trademarks and other proprietary rights, but these actions may be inadequate. Launch has trademark applications pending in several jurisdictions, but we cannot guarantee that we will be able to register our trademarks in all jurisdictions in which we intend to do business. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our proprietary information. We cannot assure you that the steps we have taken will prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. If third parties were to use or otherwise misappropriate our copyrighted materials, trademarks or other proprietary rights without our consent or approval, our competitive position could be harmed, or we could become involved in litigation to enforce our rights.

      In addition, we rely on a third party to provide services enabling our e-commerce transactions. We could become subject to infringement actions by third parties based upon our use of intellectual property provided by our third-party provider. There is no provision for indemnification of Launch by the third-party provider. It is also possible that we could become subject to infringement actions based upon the content licensed from third parties. Any such claims or disputes could subject us to costly litigation and the diversion of our financial resources and technical and management personnel. Further, if our efforts to enforce our intellectual property rights are unsuccessful or if claims by third parties against Launch are successful, we may be required to change our trademarks, alter the content and pay financial damages. We cannot assure you that such changes of trademarks, alteration of content or payment of financial damages will not adversely affect our business.

IMPOSITION OF SALES AND OTHER TAXES ON E-COMMERCE TRANSACTIONS MAY IMPAIR OUR ABILITY TO DERIVE FINANCIAL BENEFITS FROM E-COMMERCE

      Launch generally does not collect sales or other taxes in respect of goods sold to users on launch.com. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies, such as Launch, which engage in or facilitate online commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. Moreover, if any state or foreign country were to successfully assert that Launch should collect sales or other taxes on the exchange of merchandise on its system, our results of operations could be adversely affected.

      Legislation limiting the ability of states to impose taxes on Internet-based transactions has been proposed in the U.S. Congress. We cannot assure you that this legislation will ultimately become law or that the tax moratorium in the final version of this legislation will be ongoing. Failure to enact or renew this legislation, once enacted, could allow various states to impose taxes on Internet-based commerce, which could adversely affect our business.


IF WE, OR THIRD PARTIES ON WHICH WE RELY, FAIL TO ACHIEVE YEAR 2000 COMPLIANCE, OUR BUSINESS COULD BE IMPAIRED


      Launch may discover Year 2000 compliance problems in its systems that will require substantial revision. The failure of Launch to fix or replace its systems on a timely basis could have a material adverse effect on Launch's business. In addition, governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of Launch's control may not be Year 2000 compliant. Failure of third parties to be Year 2000 compliant could also prevent Launch from publishing its content, decrease the use of the Internet or prevent users from accessing launch.com, which could have a material adverse effect on Launch's business. The failure by Launch's advertisers to be Year 2000 compliant could cause them to defer or cancel advertisements scheduled to appear in the Launch media properties, which could adversely affect Launch's operating results.


OUR CHARTER DOCUMENTS CONTAIN CERTAIN ANTI-TAKEOVER PROVISIONS WHICH MAY DISCOURAGE TAKEOVER ATTEMPTS THAT COULD INVOLVE A PREMIUM STOCK PRICE OR OTHER BENEFITS TO OUR STOCKHOLDERS

      Certain provisions of our certificate of incorporation and our bylaws will specify certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings. These provisions and Delaware General Corporation Law could discourage or delay potential acquisition or other change of control proposals that could involve a premium stock price or other benefits to our stockholders. These provisions may also prevent changes in the management of Launch. See "Description of Capital Stock" for a more complete description of our charter documents and the Delaware General Corporation Law.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brands, the rejection of the Company's services by Web consumers, vendors and/or advertisers, the inability of the Company to maintain the increased levels of traffic on its web site, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan, certain assets may not be recoverable.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 "Not applicable."


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           The net proceeds to the Company from the sale of the 4,010,000 shares of Common Stock in the Company's initial public offering (Registration Statement No. 333-72433 and No. 333-76871), effective April 22, 1999, including the underwriter's exercise of their over-allotment option on May 18, 1999, were approximately $81,000,000 after deducting underwriting discounts and commissions and other offering expenses. During the period covered by this report, the Company used none of the proceeds from the initial public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

"Not applicable."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 16, 1999, the Company solicited, by written consent, the approval of its stockholders on the following matters:

        1. To approve an amendment to the Company's Amended and Restated Certificate of Incorporation in which, (i) the Company's name was changed to Launch Media, Inc., (ii) a one-for-five reverse split of the Company's outstanding Common Stock was effectuated,
                (iii) various takeover defenses were implemented, and (iv) the price at which Preferred Stock automatically converted to Common Stock was lowered;

        2.      To amend and restate the Company's By-laws;

        3.      To approve the amendment to the Company's 1998 Stock Option
                Plan; and

        4.      To approve the Company's 1999 Employee Stock Purchase Plan.


Each of the foregoing was approved by holders of 7,417,120 shares of Common Stock then outstanding, calculated on an as converted basis.

Stockholder Proposals. Proposals of stockholders intended to be presented at the next Annual Meeting of the Stockholders of the company (other than proposals made under Rule 14a-8 of the Securities Exchange Act of 1934, as amended) must be received by the Company at its principal executive offices at 2700 Pennsylvania Avenue, Santa Monica, California by December 15, 1999.

ITEM 5. OTHER INFORMATION

 "Not applicable."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     EXHIBITS:

        (27) Financial Data Schedule

(b)     Reports on Form 8-K

        No reports were filed on form 8-K during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Dated  June 4, 1999
                                         -------------------

                                   LAUNCH MEDIA, INC.
                                   (Registrant)

                                   /s/ JEFFREY M. MICKEAL
                                   --------------------------------------------
                                   Jeffrey M. Mickeal
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)