Form 10-Q
period 1999-06-30
LAUNCH MEDIA INC
filed 1999-08-12
CIK 1076582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 12,667,924 SHARES OUTSTANDING AS OF AUGUST 5, 1999.

================================================================================

================================================================================

                               LAUNCH MEDIA, INC.
                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                     PAGE NO.
Item 1.       Financial Statements
              Consolidated Balance Sheets
                  December 31, 1998 and June 30, 1999 (unaudited)           1

              Consolidated Statements of Operations (unaudited)
                  Six and three months ended June 30, 1998 and 1999         2

              Consolidated Statements of Cash Flows (unaudited)
                  Six and three months ended June 30, 1998 and 1999         3

              Notes to Consolidated Financial Statements                    5

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk   18


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                            18

Item 2.       Changes in Securities                                        18


Item 3.       Defaults Upon Senior Securities                              18

Item 4.       Submission of Matters to a Vote of Security Holders          18

Item 5.       Other Information                                            18

Item 6.       Exhibits and Reports on Form 8K                              18

              Signatures                                                   19

Exhibit 27    Financial Data Schedule                                      20

PART I.       FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  A S S E T S:

                                                          December 31,         June 30,
                                                              1998               1999
                                                          ------------       ------------
Current assets:
      Cash and cash equivalents                            $ 1,735,000       $  1,079,000
      Short-term investments                                 4,993,000         79,654,000
      Accounts receivable, net                                 569,000          2,551,000
      Inventory                                                124,000            307,000
      Prepaids and other current assets                        590,000          2,007,000
                                                           -----------       ------------
        Total current assets                                 8,011,000         85,598,000

Property and equipment, net                                  2,587,000          4,460,000
Intangible and other assets                                  2,566,000         21,699,000
                                                           -----------       ------------
                                                           $13,164,000       $111,757,000
                                                           ===========       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Current liabilities:
      Accounts payable                                     $ 1,619,000       $  3,471,000
      Accrued expenses                                         784,000          2,024,000
      Deferred revenue                                         482,000          2,715,000
      Notes payable and accrued interest                       530,000            458,000
      Capital lease obligations, current portion               230,000            371,000
                                                           -----------       ------------
      Total current liabilities                              3,645,000          9,039,000

Notes payable                                                  201,000            180,000
Capital lease obligations, net of current portion              438,000            616,000
                                                           -----------       ------------
      Total liabilities                                      4,284,000          9,835,000
                                                           -----------       ------------

Commitments and contingencies
Series A, B, C and D mandatory redeemable
convertible preferred stock                                 36,707,000                 --

Stockholders' equity (deficiency):
      Common stock, $.001 par value, authorized
      75,000,000 shares; shares issued and
      outstanding, 934,333 (1998) and 12,662,861
      (1999)                                                     1,000             13,000
      Additional paid-in capital                               986,000        143,802,000
      Unearned compensation                                 (1,208,000)          (965,000)
      Accumulated deficit                                  (27,606,000)       (40,928,000)
                                                           -----------       ------------
      Total stockholders' equity (deficiency)              (27,827,000)       101,922,000
                                                           -----------       ------------
      Total liabilities and stockholders' equity           $13,164,000       $111,757,000
                                                           ===========       ============

 The accompanying notes are an integral part of these consolidated financial statements.

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For The Three Months Ended        For The Six Months Ended
                                                         June 30,                         June 30,
                                               ---------------------------     -----------------------------
                                                  1998             1999           1998              1999
                                               -----------     -----------     -----------     ------------
Net revenues:
     Advertising                               $   554,000     $ 3,124,000     $   851,000     $  3,835,000
     Subscription                                  514,000         227,000         765,000          435,000
     Merchandise and other                          42,000         131,000         105,000          459,000
                                               -----------     -----------     -----------     ------------
                                                 1,110,000       3,482,000       1,721,000        4,729,000
Operating expenses:
     Cost of goods sold and distribution           647,000         827,000       1,064,000        1,478,000
     Sales and marketing                         2,219,000       5,720,000       3,734,000        8,550,000
     Content and product development             1,103,000       2,637,000       1,727,000        3,952,000
     General and administrative                    405,000       1,020,000         762,000        1,620,000
     Depreciation and amortization                  70,000       2,121,000         118,000        2,724,000
                                               -----------     -----------     -----------     ------------
Loss from operations                            (3,334,000)     (8,843,000)     (5,684,000)     (13,595,000)
Interest income, net                               172,000         265,000         134,000          285,000
                                               -----------     -----------     -----------     ------------
     Loss before provision for income taxes     (3,162,000)     (8,578,000)     (5,550,000)     (13,310,000)
Provision for income taxes                              --           2,000           3,000           12,000
                                               -----------     -----------     -----------     ------------
         Net loss                               (3,162,000)     (8,580,000)     (5,553,000)     (13,322,000)
Accretion of mandatory redeemable
preferred stock                                   (615,000)       (150,000)       (895,000)        (765,000)
                                               -----------     -----------     -----------     ------------
Net loss attributed to common stockholders     $(3,777,000)    $(8,730,000)    $(6,448,000)    $(14,087,000)
                                               ===========     ===========     ===========     ============
Basic and diluted net loss per share           $     (4.04)    $     (0.87)    $     (6.91)    $      (2.49)
                                               ===========     ===========     ===========     ============
Weighted average common shares used in per
share calculations                                 934,000      10,015,000         933,000        5,652,000
                                               ===========     ===========     ===========     ============


 The accompanying notes are an integral part of these consolidated financial statements.

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For The Three Months Ended            For The Six Months Ended
                                                         June 30,                             June 30,
                                             ----------------------------------   ----------------------------------
                                                    1998               1999             1998               1999
                                                -----------        -----------       -----------        -----------
Cash flows from operating activities:
     Net loss                                  $ (3,162,000)      $ (8,580,000)      $(5,553,000)      $(13,322,000)

     Adjustments to reconcile net loss to
     net cash used in operating activities:

        Depreciation and amortization               416,000          2,382,000           463,000          2,985,000

        Non-cash charges for issuance of
        equity securities                           167,000            377,000           282,000            723,000

        Allowance for sales returns                (390,000)           (14,000)       (1,016,000)          (107,000)

       Amortization of deferred compensation         29,000            124,000            32,000            243,000

     Changes in operating assets and
     liabilities:

       Decrease (increase) in accounts
       receivable                                   270,000         (1,466,000)          383,000         (1,748,000)

       Decrease (increase) in inventory              29,000           (130,000)         (125,000)          (183,000)

       Decrease (increase) in prepaids and
       other current assets                          18,000           (600,000)         (379,000)        (1,314,000)

       Increase (decrease) in accounts
       payable                                     (570,000)           961,000          (276,000)         1,725,000

       Increase in accrued expenses                  27,000            869,000           553,000          1,157,000

       Increase in deferred revenue                 129,000          1,844,000           413,000          2,234,000
                                                -----------        -----------       -----------        -----------
Net cash used in operating activities            (3,037,000)        (4,233,000)       (5,223,000)        (7,607,000)
                                                -----------        -----------       -----------        -----------

Cash flows used from investing activities:

       Purchase of property and equipment          (143,000)          (221,000)         (336,000)          (387,000)

       Purchases of securities                   (4,443,000)       (79,654,000)      (17,340,000)       (79,654,000)

       Maturities of securities                   5,031,000                 --         5,031,000          4,993,000

       Increase in security deposits               (133,000)           (51,000)         (146,000)           (57,000)

       Acquisition of business                           --                 --                --           (302,000)
                                                -----------        -----------       -----------        -----------
Net cash used in investing activities               312,000        (79,926,000)      (12,791,000)       (75,407,000)
                                                -----------        -----------       -----------        -----------
Cash flows from financing activities:

        Payments under capital lease
        obligations                                 (20,000)           (82,000)          (30,000)          (137,000)

        Payments under notes payable                (13,000)            (9,000)         (128,000)           (10,000)

        Proceeds from notes payable                      --                 --           500,000           1,500,000

        Proceeds from issuance of
        mandatory redeemable convertible
        preferred stock                           3,400,000                 --        18,271,000                 --

        Proceeds from issuance of common
        stock                                            --         80,816,000                --         80,816,000

        Proceeds from exercise of stock
        options                                       1,000            158,000             2,000            189,000
                                                -----------        -----------       -----------        -----------
Net cash provided by financing activities         3,368,000         80,883,000        18,615,000         82,358,000
                                                -----------        -----------       -----------        -----------
Increase (decrease) in cash and cash
equivalents                                         643,000         (3,276,000)          601,000           (656,000)

Cash and cash equivalents, beginning of
period                                              606,000          4,355,000           644,000          1,735,000
                                                -----------        -----------       -----------        -----------
Cash and cash equivalents, end of period        $ 1,249,000        $ 1,079,000       $ 1,245,000        $ 1,079,000
                                                ===========        ===========       ===========        ===========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                                                   For The Three Months Ended            For The Six Months Ended
                                                                            June 30,                             June 30,
                                                                   ---------------------------        -----------------------------
                                                                      1998             1999                1998              1999
                                                                      ----             ----                ----              ----
Cash paid during the period for:

      Interest                                                     $  7,000        $    30,000        $   11,000        $    53,000

      Taxes                                                        $     --        $     2,000        $    3,000        $     6,000

Supplementary disclosure of noncash transactions:

      Equipment acquired under capital leases                      $139,000        $   108,000        $  261,000        $   410,000

      Issuance of common stock for partnership interests in
      Musicvideos.com                                              $     --        $        --        $       --        $ 8,931,000

      Issuance of Series D Stock through conversion of
      notes payable                                                $     --        $        --        $3,400,000        $        --

      Issuance of Series D Stock under strategic alliances         $     --        $        --        $3,500,000        $        --

      Issuance of common stock for purchase of
      SW Networks, Inc.                                            $     --        $14,300,000        $       --        $14,300,000


       See accompanying notes to these consolidated financial statements.

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         On February 26, 1999, Launch Media, Inc. acquired all of the partnership interests in Musicvideos.com. In addition, on April 28, 1999, the Company issued common stock and acquired all of the outstanding stock of SW Networks, Inc. (subsequently renamed as Launch Radio Networks, Inc.). Launch Media, Inc., together with Launch Networks, Inc. and SW Networks, Inc. are referred to collectively as the "Company" or as "Launch". Launch is a digital media company dedicated to creating the premier Internet destination for discovering new music. Leveraging the inherent advantages of digital media, Launch offers a compelling music discovery experience for consumers and provides a valuable marketing platform for record labels, artists, advertisers and merchants. The Company delivers its product via multiple broadband and narrowband platforms, all under the brand name Launch. Products under the Launch banner include Launch delivered on the web at www.launch.com and via CD-ROM and broadband networks.

2.       INITIAL PUBLIC OFFERING


         On April 23, 1999 Launch effected an initial public offering ("IPO") of 3,500,000 shares of its common stock at a price of $22 per share. On May 19, 1999, the underwriters exercised their over-allotment to purchase an additional 510,000 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were $80.8 million.


         Upon the closing of the IPO all of the then outstanding shares of the Company's Mandatory Redeemable Convertible Preferred Stock automatically converted into shares of common stock on a one-for-one basis. In addition, on February 15, 1999, Launch entered into a note purchase agreement in which it agreed to issue a convertible subordinated promissory note in the amount of $1.0 million to Avalon Technology LLC, a stockholder, and a convertible subordinated promissory note in the amount of $500,000 to Goran Enterprises Limited, a stockholder. The notes accrued interest at 8.5% per annum from the issuance date and were due February 29, 2000. The notes automatically converted into shares of Launch common stock upon the Company's IPO.


         In addition, in connection with the IPO, the Company effected a one-for-five reverse stock split. All share and per share information in the accompanying financial statements have been retroactively restated to reflect the effect of this stock split.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Launch Media, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

UNAUDITED INTERIM FINANCIAL INFORMATION

       The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

       In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1999, and the results of its operations and cash flows for the three and six months ended June 30, 1998 and 1999. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the expected results for the full fiscal year or any future period. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form SB-2 registration statement, as amended, filed with the Securities and Exchange Commission ("SEC") in connection with the Company's IPO.

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

REVENUE RECOGNITION

     Through June 30, 1999, the Company's revenues have been derived primarily from the sale of advertising and sponsorships, including the sale of advertising on commercial radio broadcasts, annual subscriptions relating to Launch on CD-ROM and single copy retail sales of Launch on CD-ROM. Revenues for sponsorships across the Launch media properties are recognized ratably over the sponsorship term which is typically one month. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears. With respect to launch.com, revenues from advertisements are recognized ratably in the period in which the advertisement is displayed, provided that no significant Launch obligations remain. Revenues from advertisements on commercial radio networks are recognized, net of agency fees, when the radio advertisement is broadcast.

     Advance payments for Launch on CD-ROM subscriptions are deferred and recognized over the term of the related subscription, typically 12 months.

     The Company recognizes revenue from retail and other merchandise sales upon shipment. Estimated product return reserves are provided when shipments are made to reflect the net estimated sell-through.

     Advertising revenues also include barter revenues, which represent an exchange by Launch of advertising space on Launch on CD-ROM for reciprocal advertising space on third-party Web sites. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the advertisements received or delivered based on advertising rates currently in effect. Barter revenues are recognized when the advertisements are run on the Launch media properties. Barter expenses are recognized when Launch's advertisements are run on the reciprocal Web sites or other advertising medium, which is typically in the same period as when the advertisements are run on the Launch media properties. Revenues and expenses recognized from barter transactions, were approximately $231,000 and $270,000 for the three months ended June 30, 1998 and 1999, respectively, or 41.7% and 8.6% of advertising revenues, respectively, and were approximately $381,000 and $478,000 for the six months ended June 30, 1998 and 1999, respectively, or 44.8% and 12.5% of advertising revenue, respectively.

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

     Diluted net loss per share for the three and six months ended June 30, 1998 and 1999, does not include the effect of options and warrants to purchase 772,296 and 544,496 shares of common stock, respectively, due to the net losses incurred.



4.       RELATED PARTY TRANSACTIONS

         In April 1999, Launch entered into a 12-month sponsorship agreement with Intel Corporation to promote their Intel Pentium III processing chip. The total sponsorship agreement was for $2,980,000. Revenue is being recognized on a straight-line basis over the term of the agreement. For the three months ended June 30, 1999, the total revenue recognized was approximately $745,000. This revenue is included in advertising and sponsorship revenues in the consolidated statement of operations. Accounts receivable and deferred revenue included in the consolidated balance sheet under this agreement as of June 30, 1999 were $500,000 and $1,555,000, respectively.

         In November 1998, Launch entered into an architectural development and assistance agreement with Intel Corporation. Pursuant to the terms of this agreement, Launch agreed to develop a product which is designed to use the capabilities of a processor developed by Intel. In consideration, Intel has agreed to pay Launch certain amounts and to provide technical assistance, and Launch has agreed to pay Intel a portion of revenues derived from the developed product. Revenue has been recognized using the percentage of completion method on a cost to cost basis and for the three months ended June 30, 1999 was $0 and for the six months ended June 30, 1999 was $300,000. The development revenue is included in merchandise and other revenues in the consolidated statement of operations. At June 30, 1999, $150,000 due from Intel is included in accounts receivable and deferred revenue.

         On February 15, 1999, Launch entered into a note purchase agreement in which it agreed to issue a convertible subordinated promissory note in the amount of $1.0 million to Avalon Technology LLC, a stockholder, and a convertible subordinated promissory note in the amount of $500,000 to Goran Enterprises Limited, a stockholder. The notes accrued interest at 8.5% per annum and contained an original issue discount. During the three months ended March 31, 1999, the Company received $1.5 million in proceeds from the convertible subordinated promissory notes. The notes and accrued interest were automatically converted into 85,525 shares of common stock upon the closing of the Company's IPO on April 28, 1999. As a result of the conversion of the promissory notes, the Company recognized approximately $378,000 in non-cash interest expense during the three months ended June 30, 1999 to reflect the original issue discount between the conversion price and offering price of the common stock.

5.       INCOME TAXES

         The Company's income tax provision consists of minimum state franchise taxes.

6.       CAPITAL LEASE LINE OF CREDIT

         The Company has a capital lease line of credit for $1.0 million, expiring in November 1999. The Company has borrowed approximately $849,000 under this line of credit as of June 30, 1999. Payments for each borrowing are made monthly over a thirty-six month period and include interest and principal. This facility bears interest at the bank's prime rate (8.00% at June 30, 1999). The leased assets collateralize any borrowings under this line of credit.


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

         The total purchase price of approximately $9.4 million is comprised of 875,553 shares of the Company's common stock with an estimated fair value of approximately $8.9 million, a cash payment of approximately $300,000 and assumed liabilities and transaction costs of approximately $200,000. For purposes of the following pro forma combined statement of operations, the excess purchased price over net tangible assets acquired was approximately $9.2 million and is being amortized over an average useful life of 30 months.

Launch Radio Networks (formerly SW Networks, Inc.)

         On April 28 1999, concurrently with it's IPO, the Company acquired all of the outstanding shares of Launch Radio Networks, an entertainment information/news content provider to radio stations and Internet-based entertainment companies. The Company paid Sony Music Entertainment, Inc., the sole stockholder of Launch Radio Networks, $12.0 million in shares of the Company's common stock. In accordance with the purchase agreement the shares issued to Sony Music were valued at 80% of the IPO price. Accordingly, the Company issued 681,818 shares of common stock to Sony Music at an effective discount of 20% from the initial public offering price. Sony Music has the right to require registration of such shares beginning September 28, 1999. Absent registration, Sony Music must hold such shares for a minimum of one year from April 28, 1999. For accounting purposes, the Company computed the per share value to equal the IPO price less 5%, due to the restrictions on resale or $20.90 per share. Accordingly, for accounting purposes, the Company recorded the purchase price of Launch Radio Networks of $14.3 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the acquisition date. For purposes of the following pro forma combined financial information, the excess purchase price over net tangible assets acquired was approximately $12.7 million and is being amortized over an average useful life of 4 years.

                        MUSICVIDEOS.COM     SW NETWORKS
                        ---------------     -----------
Total consideration:
  Common stock             $8,931,000       $14,250,000
  Cash                        302,000                --
  Other                        36,000                --
                           ----------       -----------
                            9,269,000        14,250,000
Less net assets               (99,000)       (1,556,000)
                           ----------       -----------
Total intangibles          $9,170,000       $12,694,000
                           ==========       ===========

    The allocations of the purchase prices are as follows:


                        MUSICVIDEOS.COM      SW NETWORKS
                        ---------------      -----------
Membership database        $6,770,000        $        --
Fixed assets                       --          1,556,000
Goodwill and other          2,400,000         11,138,000
                           ----------        -----------
  Total intangibles        $9,170,000        $12,694,000
                           ==========        ===========


         The following unaudited pro forma statement of operations gives effect to these acquisitions as if they had occurred at the beginning of each period presented by combining the results of operations of Musicvideos.com and SW Networks Inc. with the results of operations of the Company for the three and six months ended June 30, 1998 and 1999.

         The unaudited pro forma statement of operations is not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

PRO FORMA RESULTS OF OPERATIONS

                                                        For The Three Months Ended               For The Six Months Ended
                                                                 June 30,                                  June 30,
                                                      -------------------------------         ---------------------------------
                                                          1998               1999                1998                  1999
                                                      -----------         -----------         ------------         ------------
Net revenues:
    Advertising and sponsorship                       $ 1,347,000         $ 3,488,000         $  2,236,000         $  5,222,000
    Subscription                                          514,000             227,000              765,000              435,000
    Merchandise and other                                 225,000             198,000              432,000              697,000
                                                      -----------         -----------         ------------         ------------
                                                        2,086,000           3,913,000            3,433,000            6,354,000
Operating expenses:
    Cost of goods sold and distribution                   647,000             827,000            1,064,000            1,477,000
    Sales and marketing                                 2,539,000           5,826,000            4,317,000            8,979,000
    Content and product development                     2,072,000           2,925,000            3,736,000            5,102,000
    General and administrative                            969,000           1,164,000            1,843,000            2,156,000
    Depreciation and amortization                       2,031,000           2,213,000            4,042,000            4,319,000
                                                      -----------         -----------         ------------         ------------
Loss from operations                                   (6,172,000)         (9,042,000)         (11,569,000)         (15,679,000)
Interest income, net                                      172,000             267,000              133,000              267,000
                                                      -----------         -----------         ------------         ------------
Loss before provision for income taxes                 (6,000,000)         (8,775,000)         (11,436,000)         (15,412,000)
 Provision for income taxes                                    --              (2,000)                  --              (12,000)
                                                      -----------         -----------         ------------         ------------
    Net loss                                          $(6,000,000)        $(8,777,000)        $(11,436,000)        $(15,424,000)
                                                      -----------         -----------         ------------         ------------
    Pro forma basic and diluted net loss per
    common share                                      $     (0.74)        $     (0.76)        $      (1.59)        $      (1.54)
                                                      -----------         -----------         ------------         ------------
    Weighted average shares outstanding used in
    pro forma per share calculation(1)                  8,113,000          11,557,000            7,187,000            9,996,000
                                                      -----------         -----------         ------------         ------------


(1) Pro forma weighted average shares outstanding assumes the acquisitions of Launch Radio Networks and Musicvideos.com as of the beginning periods presented. In addition, the weighted average shares outstanding assumes the conversion of the mandatory redeemable convertible preferred stock at the beginning of the periods presented or on the issue date if later.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business, operations and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimates", "projects", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and the Company cautions you that any forward -looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed in the Company's other public filings, press releases and statements by the Company's management, including (i) the volatile and competitive nature of the Internet and music industries, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on the Company's business, (iv) failure of the Company, its vendors or other third parties to achieve Year 2000 compliance and (v) the effect of any future acquisitions. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

The Company's fiscal year ends on December 31 of each calendar year.

RECENT EVENTS

         On April 23, 1999 Launch effected an initial public offering ("IPO") of 3,500,000 shares of its common stock at a price of $22 per share. On May 19, 1999, the underwriters exercised their over-allotment to purchase an additional 510,000 shares of common stock. The net proceeds from to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, were $80.8 million.

         On February 28, 1999, Launch completed the acquisition of Musicvideos.com. As a result of this acquisition, Launch has significantly expanded its content by offering streaming music videos on launch.com. In addition, on April 28, 1999, Launch completed the acquisition of Launch Radio Networks from Sony Music. Launch Radio Networks produces editorial content and news features focused primarily on music. Launch Radio Networks distributes this content for radio broadcast and Internet syndication. We intend to continue to distribute Launch Radio Networks' content to traditional media and to make this content available on launch.com. We believe that this acquisition will enhance the content available on launch.com, and that it will increase awareness of the Launch brand. As part of this acquisition transaction, Sony purchased shares in the IPO with an aggregate purchase price of $1.0 million.


OVERVIEW

         Launch is a digital media company focused on music. Launch leverages the inherent advantages of digital media to offer consumers a compelling music discovery experience while providing record labels, artists, advertisers and merchants a valuable marketing platform. Our content is delivered on the Internet at www.launch.com and on the monthly Launch on CD-ROM.

         Launch was incorporated in February 1994, and we published the first issue of Launch on CD-ROM in May 1995. Through July 1998, we distributed Launch on CD-ROM bi-monthly, and since that time, we have distributed it monthly. Launch.com was first made available in October 1997. As of June 30, 1999, launch.com had approximately 1.65 million registered members, and Launch on CD-ROM had approximately 265,000 subscribers. Doubleclick, Inc. our third party ad server, reported that in June 1999, there were approximately 1.7 million unique visitors to launch.com.

         Launch has incurred significant net losses and negative cash flows from operations since its inception, and as of June 30, 1999, had an accumulated deficit of approximately $40.9 million. Launch intends to continue to make significant financial investments in marketing and promotion, content development and technology and infrastructure development. As a result, Launch believes that it will incur operating losses and negative cash flows from operations for the foreseeable future, and that such losses and negative cash flows will increase for at least the next year.

         To date, Launch's revenues have been derived primarily from the sale of advertising, including sponsorships, and, to a lesser extent, from annual subscriptions relating to Launch on CD-ROM. Launch derives revenue from advertising sales against the total audience viewing content on both launch.com and Launch on CD-ROM. Historically, Launch on CD-ROM has accounted for the majority of Launch's audience, and, accordingly, Launch has derived the majority of its revenues from advertising sales against the Launch on CD-ROM audience. Launch expects that future growth, if any, in advertising revenue will largely depend upon increasing the launch.com audience. Revenues for sponsorships across the Launch media properties are recognized ratably over the sponsorship term, which is typically one month. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears. With respect to launch.com, revenues from advertisements are recognized ratably in the period in which the advertisement is displayed, provided that no significant Launch obligations remain. With respect to Launch Radio Networks' business, Launch obtains on-air radio advertising inventory in exchange for music news content. Launch sells this inventory for cash and recognizes revenue when the radio stations broadcast the advertisement.

         We derive subscription revenues from annual subscription fees for Launch on CD-ROM. Advance payments for Launch on CD-ROM subscriptions are recorded as deferred revenue and recognized as revenue ratably over the term of the subscription.

         Advertising revenues also include barter revenues, which represent an exchange of advertising space on Launch on CD-ROM for reciprocal advertising space on third parties' Web sites or for rights under online distribution agreements. Revenues from these barter transactions are recorded as advertising revenues at the lower of estimated fair value of the advertisements received or delivered and are recognized upon publication of the advertisements on Launch on CD-ROM. Barter expenses are also recorded at the lower of estimated fair value of the advertisements received or delivered and are recognized when Launch's advertisements run on the reciprocal media property, which is typically in the same period in which the advertisements run on Launch on CD-ROM. Although Launch believes these barter transactions have been important in the marketing of the Launch brand, we expect these transactions will significantly decrease as a percentage of total net revenues in the future.

         We have entered into various license arrangements, strategic alliances and business acquisitions in order to build our audience, provide music-specific content, generate additional online traffic, increase subscriptions and memberships and establish additional sources of revenue. These acquisitions, arrangements and alliances have resulted in a variety of non-cash charges that will affect our operating results over the next several fiscal periods. The acquisition of Musicvideos.com has been accounted for using the purchase method of accounting and, accordingly, the purchase price of $9.3 million, has been allocated to net tangible and intangible assets acquired. The excess purchase price over net tangible assets was $9.2 million and is being amortized over an expected estimated average useful life of 30 months. The acquisition of Launch Radio Networks has been accounted for using the purchase method of accounting and, accordingly, the purchase price of $14.3 million, has been allocated to net tangible and intangible assets acquired. The excess purchase price over net tangible assets was $12.7 million and will be amortized over an average useful life of 4 years. The consideration for the NBC.com and NBC Interactive Neighborhood strategic alliance and content agreement was series D mandatory redeemable convertible preferred stock valued at $3.0 million. This non-cash amount is being amortized over the 26-month term of the agreement. We expect that we will continue to enter into such arrangements. Because Internet business acquisitions typically involve significant amounts of intangible assets, future operating results may be adversely affected by amortization of the intangible assets acquired.

RESULTS OF OPERATIONS

Net Revenues:

         Net revenues increased 214% from $1.1 million for the three months ended June 30, 1998 to $3.5 million for the three months ended June 30, 1999. For the six-month period ending June 30, 1999, net revenues increased 175% from $1.7 million to $4.7 million. The increase in net revenues was attributable primarily to an increase in advertising revenues.

         Advertising Revenues. Advertising revenues increased 464% from $554,000, or 49.9% of net revenues, for the three months ending June 30, 1998 to $3.1 million, or 89.7% of net revenues, for the three months ending June 30, 1999. Advertising revenues increased 351% from $851,000, or 49.5% of net revenues, for the first six months of 1998 to $3.9 million, or 81.1% of net revenues, for the first six months of 1999. Advertising revenues increased primarily as a result of an increased number of advertisers and number of advertisements sold in all of the Launch properties, revenue from Intel's advertising sponsorship, as well as the addition of revenues from the sale of radio advertising time from Launch Radio Networks. During 1998 and the first six months of 1999, Launch increased its sales efforts principally by expanding its sales force. In addition to increased sales efforts, the inventory of impressions available on the Company's web site increased as registered and unique users on launch.com increased. Launch expects advertising revenue will continue to represent the most significant portion of its net revenues for the foreseeable future. Included in advertising revenues are revenues recognized from barter transactions of $231,000, or 41.7% of advertising revenues, for the three months ended June 30, 1998 and $270,000, or 8.6% of advertising revenues, for the three months ending June 30, 1999. For the six months ending June 30, 1998, $381,000 or 44.8% of advertising revenues were recognized as barter transactions, compared to $478,000 or 12.5% of advertising revenues, for the six months ending June 30, 1999.

         Subscription Revenues. Subscription revenues decreased 56% from $514,000, or 46.3% of net revenues, for the three months ending June 30, 1998 to $227,000, or 6.5% of net revenues, for the three months ending June 30, 1999. Subscription revenue decreased 43% from $765,000, or 44.5% of revenues for the first six months of 1998 to $435,000, or 9.2% of revenues during the first six months of 1999. Subscription revenues decreased primarily as a result of a reduction in the yearly price of a subscription for Launch on CD-ROM, which occurred in the second quarter of 1998. We intend to phase out Launch on CD-ROM, as more efficient broadband distribution systems achieve widespread consumer acceptance. As a result, Launch anticipates that subscription revenues from Launch on CD-ROM will decline substantially over time.

         Other Revenues. Other revenues increased 212% from $42,000, or 3.8% of net revenues, during the three months ended June 30, 1998 to $131,000, or 3.8% of net revenues, during the three months ended June 30, 1999. Other revenues increased during the three months ended June 30, 1999 primarily due to the inclusion of additional revenues from the licensing of Launch Radio Networks content. Licensing revenues from the Launch Radio Networks content was partially offset by a decrease in single copy retail sales of Launch on CD-ROM. This decrease was due to our focus on maintaining circulation of Launch on CD-ROM through subscriptions and the de-emphasis of single copy retail sales. Other revenue increased 337% from $105,000, or 6.1% of revenues for the first six months of 1998 to $459,000, or 9.7% of revenues during the first six months of 1999. Other revenue for the first six months of 1999 increased primarily as a result of $300,000 earned under a nonrecurring development agreement with Intel. The total amount to be paid to Launch under the Intel agreement is approximately $1.0 million of which $550,000 has been recognized through June 30, 1999. Excluding this development agreement revenue, merchandise and other revenues were $159,000 for the first six months of 1999, reflecting a 51.4% increase from the first six months of 1998. At June 30, 1999, Launch had deferred revenues of $2.7 million, consisting primarily of development projects and prepaid subscriptions for Launch on CD-ROM.

Operating Expenses

         Cost of Goods Sold and Distribution. Cost of goods sold and distribution consists primarily of Launch on CD-ROM manufacturing and packaging costs and related subscription distribution costs. Cost of goods sold and distribution increased 28% from $647,000, or 58.3% of net revenues, during the three months ended June 30, 1998 to $827,000, or 23.8% of net revenues, during the three months ended June 30, 1999. For the first six months of 1999, cost of goods sold and distribution increased 39%, from $1.1 million, or 61.8% of revenues in the first six months of 1998, to $1.5 million, or 31.3% or revenue. As a percentage of net revenues, cost of goods sold and distribution decreased during the three months and six months ended June 30, 1999; however, cost of goods sold increased in absolute dollars due primarily to the production and distribution of five issues of Launch on CD-ROM versus four issues during the first six months of 1998. We expect cost of good sold as a percentage of net revenues and in absolute dollars to decrease as Launch on CD-ROM is phased out.

         Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising and marketing costs, promotional costs and the cost of the direct marketing, radio affiliate sales and advertising sales force. Beginning with the quarter ended June 30, 1999 as a result of the acquisition of Launch Radio Networks, sales and marketing expenses also includes commissions paid to the media representative firms which sell our radio advertising time. Sales and marketing expenses increased 158% from $2.2 million, or 199.9% of net revenues, during the three months ended June 30, 1998 to $5.7 million, or 164.3% of net revenues, during the three months ended June 30, 1999. For the first six months of 1999, sales and marketing expenses increased 129%, from $3.7 million, or 217.0% of revenues, to $8.5 million, or 180.8% of revenues. The increase in sales and marketing expenses occurred primarily due to the cost of acquiring new registered users on launch.com including distribution agreements and promotions, advertising for Launch on other websites, the hiring of additional sales and marketing personnel, and increased marketing to promote the Launch brand. In addition, we undertook a print and outdoor advertising campaign beginning in March 1999 in order to promote the Launch brand and increase the audience on Launch's media properties. We expect sales and marketing expenses to increase significantly in absolute dollars as we pursue an aggressive marketing campaign and enters into additional distribution agreements to increase the audience on launch.com, expand marketing of the Launch brand and hire additional sales and marketing personnel.

         Content and Product Development Expenses. Content and product development expenses consist primarily of editorial expenses, which includes video production and editorial writers, programming costs for Launch Radio Networks, art production, bandwidth, software, and Web development costs. Content and product development expenses increased 139% from $1.1 million, or 99.4% of net revenues, during the three months ended June 30, 1998 to $2.6 million, or 75.7% of net revenues, during the three months ended June 30, 1999. For the first six months of 1999, content and product development expenses increased 129%, from $1.7 million, or 100.4% of revenues, to $4.0 million, or 83.6% of revenues. Content and product development expenses increased in the three months ending June 30, 1999 due to costs of further developing and enhancing the launch.com Web site, including significant additions to personnel, equipment, and software. We believe that significant investments in content and product development are required to remain competitive. Therefore, we expect that content and product development expenses will continue to increase in absolute dollars for the foreseeable future.


         General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, legal, human resources and accounting. Also included are facilities costs and fees for professional services. General and administrative expenses increased 152% from $405,000, or 36.5% of net revenues, during the three months ended June 30, 1998 to $1.0 million, or 29.3% of net revenues, during the three months ended June 30, 1999. For the first six months of 1999, general and administrative expenses increased 112.6%, from $762,000, or 44.2% of revenues, to $1.6 million, or 34.3% of revenues. The absolute dollar increase in general and administrative expenses in the three months ending June 30, 1999 was primarily attributable to salary and related expenses for additional personnel and increases in facilities costs. Launch anticipates hiring additional personnel, incurring additional costs for integration of acquisitions and incurring additional costs related to being a public company, including costs related to investor relations programs and professional service fees. Accordingly, Launch anticipates that general and administrative expenses will continue to increase in absolute dollars.

         Depreciation and Amortization. Depreciation and amortization was $2.1 million during the three months ended June 30, 1999 and primarily consisted of $996,000 of amortization of excess purchase price over tangible net assets acquired arising from its acquisition of Musicvideos.com and $604,000 of excess purchase price over tangible net assets acquired arising from its acquisition of Launch Radio Networks during the three months ended June 30, 1999. For the first six months of 1999, depreciation and amortization was $2.7 million.

         Interest Income (Expense). Net interest income (expense), net consists of interest earned on cash and cash equivalents and short-term investments, offset by interest expense on borrowings. Net interest income was $172,000 during the three months ended June 30, 1998 compared to net interest income of $265,000 during the first three months of 1999. For the six months ended June 30, 1998, net interest income was $134,000 compared to net interest income of $285,000 during the six months ended June 30, 1999.

         On February 15, 1999, Launch entered into a note purchase agreement in which it agreed to issue a convertible subordinated promissory note in the amount of $1.0 million to Avalon Technology LLC, a stockholder, and a convertible subordinated promissory note in the amount of $500,000 to Goran Enterprises Limited, a stockholder. The notes accrued interest at 8.5% per annum and contained an original issue discount. During the three months ended March 31, 1999, the Company received $1.5 million in proceeds from the convertible subordinated promissory notes. The notes and accrued interest were automatically converted into 85,525 shares of common stock upon the closing of the Company's IPO on April 28, 1999. As a result of the conversion of the promissory notes, the Company recognized approximately $378,000 in non-cash interest expense during the three months ended June 30, 1999 to reflect the original issue discount between the conversion price and offering price of the common stock.



LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Launch has financed its operations primarily through a public issuance of common stock, private placements of preferred stock and, to a lesser extent, from the revenues generated by operations. As of June 30, 1999, Launch had approximately $81 million in cash and cash equivalents and short term investments.

         Net cash used in operating activities increased to $7.6 million for the first six months of 1999 from $5.2 million for the first six months of 1998. The increase in net cash used in operating activities is substantially attributable to the increased net loss.

         Net cash used in investing activities was $75.4 million for the first six months of 1999, as compared to net cash used by investing activities of $12.8 million for the first six months of 1998. The increase in net cash used in investing activities resulted primarily from the significant purchase of securities which took place during the first six months of 1999 as a result of the cash raised in the Company's IPO. This cash is predominantly invested in instruments that are highly liquid, are of high quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes.

         Net cash provided by financing activities increased to $82.4 million for the first six months of 1999, from $18.6 million for the first six months of 1998, due principally to the proceeds from the sale of common stock via the Company's IPO in 1999.

         Launch has a capital lease line of credit for $1.0 million. At June 30, 1999, $849,000 was outstanding under this line of credit. This facility bears interest at the bank's prime rate, 8.00% at June 30, 1999. The leased assets collateralize any borrowings under this line of credit.

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

RISKS THAT MAY AFFECT RESULTS

         The Company has a limiting operating history that makes an evaluation of our business difficult. We have a history of losses, and we anticipate that, at least in the short term our operating expenses will grow faster than our revenues, and therefore we expect increased losses. In addition to these risks, the Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include the level of use of the Internet, demand for Internet advertising, seasonal trends in both Internet use and advertising placements, the addition or loss of advertisers, advertising budgeting cycles of individual advertisers, the level of traffic on the Company's Internet sites, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations, the introduction of new sites and services by the Company or its competitors, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions and economic conditions specific to the Internet and Internet media. In addition, the popularity of the Company's websites may be affected by changes in the digital music industry, including limitations on the availability or cost of music content, failure of new technologies for distribution and increased competition from traditional music companies entering the digital music arena. Further, the size and demographic characteristics of the Company's audience may be adversely affected by the popularity of competing websites.


         Due to all of the foregoing factors, our quarterly results may fluctuate, and the Company's operating results may fall below the expectations of the Company, securities analysts or investors in some future quarter. In such event, the trading price of the Common Stock would likely be adversely affected.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate sensitivity: We currently maintain a capital lease line of credit which bears interest at the bank's prime rate, and can therefore fluctuate with changes in the prime rate. In addition, the principal value of our short term investments, which are all invested in highly liquid, highly rated investment grade securities predominantly with maturities of one year or less, can fluctuate with changes in the interest rate environment.



PART II           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 "Not applicable."



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The net proceeds to the Company from the sale of the 4,010,000 shares of Common Stock in the Company's initial public offering (Registration Statement No. 333-72433 and No. 333-76871), effective April 22, 1999, including the underwriter's exercised of their over-allotment on May 18, 1999, were approximately $81,000,000 after deducting underwriting discounts and commissions and other offering expenses. From the date of receipt through June 30, 1999, approximately $2.5 million of the net proceeds were used for promoting the Company's brand, expanding the Company's sales and marketing, and for other working capital purposes with the remainder of the proceeds invested in short-term, interest-bearing, investment-grade securities. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

"Not applicable."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


"Not applicable."

ITEM 5.  OTHER INFORMATION

 "Not applicable."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      EXHIBITS:

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


                                       Dated  August 11, 1999
                                             ----------------

                                       LAUNCH MEDIA, INC.
                                       (Registrant)

                                       /s/ JEFFREY M. MICKEAL
                                       -----------------------------------------
                                       Jeffrey M. Mickeal
                                       Chief Financial Officer and Secretary