Form 10-Q
period 1999-09-30
LAUNCH MEDIA INC
filed 1999-11-10
CIK 1076582

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                            2700 PENNSYLVANIA AVENUE
                         SANTA MONICA, CALIFORNIA 90404
                    (Address of principal executive offices)
                            TELEPHONE: (310) 526-4300

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

    COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 12,784,871 SHARES OUTSTANDING AS OF NOVEMBER 2, 1999.

================================================================================

                               LAUNCH MEDIA, INC.
                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                                    PAGE NO.

Item 1.    Financial Statements

           Consolidated Balance Sheets
               December 31, 1998 and September 30, 1999 (unaudited)                     1
           Consolidated Statements of Operations (unaudited)
               Nine and Three Months Ended September 30, 1998 and 1999                  2
           Consolidated Statements of Cash Flows (unaudited)
               Nine and Three Months Ended September 30, 1998 and 1999                  3
           Notes to Consolidated Financial Statements                                   5
Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                               11
Item 3.    Quantitative and Qualitative Disclosures about Market Risk                  18

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                           18
Item 2.    Changes in Securities                                                       18
Item 3.    Defaults Upon Senior Securities                                             18
Item 4.    Submission of Matters to a Vote of Security Holders                         18
Item 5.    Other Information                                                           18
Item 6.    Exhibits and Reports on Form 8-K                                            18
           Signatures                                                                  19
Exhibit 27 Financial Data Schedule                                                     20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     LAUNCH MEDIA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS:

                                                                           December 31,           September 30,
                                                                               1998                    1999
                                                                          -------------           -------------
                                                                                                    (unaudited)
Current assets:

     Cash and cash equivalents                                            $   1,735,000           $     999,000
     Short-term investments                                                   4,993,000              68,922,000
     Securities available for sale                                                 --                 1,625,000
     Accounts receivable, net                                                   569,000               3,368,000
     Inventory                                                                  124,000                 329,000
     Prepaids and other current assets                                          590,000               3,331,000
                                                                          -------------           -------------
       Total current assets                                                   8,011,000              78,574,000

Property and equipment, net                                                   2,587,000               5,676,000
Intangible and other assets                                                   2,566,000              20,931,000
                                                                          -------------           -------------
                                                                          $  13,164,000           $ 105,181,000
                                                                          =============           =============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Current liabilities:

     Accounts payable                                                     $   1,619,000           $   3,683,000
     Accrued expenses                                                           784,000               2,402,000
     Deferred revenue                                                           482,000               2,859,000
     Notes payable and accrued interest                                         530,000                 443,000
     Capital lease obligations, current portion                                 230,000                 523,000
                                                                          -------------           -------------
     Total current liabilities                                                3,645,000               9,910,000

Notes payable                                                                   201,000                 206,000
Capital lease obligations, net of current portion                               438,000                 793,000
                                                                          -------------           -------------
     Total liabilities                                                        4,284,000              10,909,000
                                                                          -------------           -------------

Commitments and contingencies
Series A, B, C and D mandatory redeemable
convertible preferred stock                                                  36,707,000                    --

Stockholders' equity (deficiency):
     Common stock, $.001 par value,
     authorized 75,000,000 shares; shares
     issued and outstanding, 934,333 (1998)
     and 12,730,698 (1999)                                                        1,000                  13,000
     Additional paid-in capital                                                 986,000             144,712,000
     Unrealized gain on securities available for sale                                --                 625,000
     Unearned compensation                                                   (1,208,000)               (862,000)
     Accumulated deficit                                                    (27,606,000)            (50,216,000)
                                                                          -------------           -------------
     Total stockholders' equity (deficiency)                                (27,827,000)             94,272,000
                                                                          -------------           -------------
     Total liabilities and stockholders' equity                           $  13,164,000           $ 105,181,000
                                                                          =============           =============

        The accompanying notes are an integral part of these consolidated financial statements.

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For The Three Months                           For The Nine Months
                                                      Ended September 30,                           Ended September 30,
                                              -----------------------------------           -----------------------------------
                                                  1998                   1999                   1998                   1999
                                              ------------           ------------           ------------           ------------
                                               (unaudited)            (unaudited)            (unaudited)            (unaudited)

Net revenues:

    Advertising                               $  1,230,000           $  4,410,000           $  2,081,000           $  8,211,000
    Subscription                                   268,000                309,000              1,033,000                745,000
    Merchandise and other                           58,000                558,000                163,000              1,051,000
                                              ------------           ------------           ------------           ------------
                                                 1,556,000              5,277,000              3,277,000             10,007,000
Operating expenses:
    Cost of goods sold and distribution          1,112,000                965,000              2,176,000              2,442,000
    Sales and marketing                          2,723,000              6,904,000              6,457,000             15,453,000
    Content and product development              1,112,000              3,759,000              2,839,000              7,711,000
    General and administrative                     517,000              1,472,000              1,279,000              3,089,000
    Depreciation and amortization                   76,000              2,356,000                194,000              5,085,000
                                              ------------           ------------           ------------           ------------

Loss from operations                            (3,984,000)           (10,179,000)            (9,668,000)           (23,773,000)
Interest income, net                               166,000                892,000                300,000              1,177,000
                                              ------------           ------------           ------------           ------------
    Loss before provision for income taxes      (3,818,000)            (9,287,000)            (9,368,000)           (22,596,000)
Provision for income taxes                           1,000                     --                  4,000                 12,000
                                              ------------           ------------           ------------           ------------
        Net loss                                (3,819,000)            (9,287,000)            (9,372,000)           (22,608,000)
Accretion of mandatory redeemable
preferred stock                                   (615,000)                    --             (1,510,000)              (765,000)
                                              ------------           ------------           ------------           ------------
Net loss attributed to common stockholders    $ (4,434,000)          $ (9,287,000)          $(10,882,000)          $(23,373,000)
                                              ============           ============           ============           ============
Basic and diluted net loss per share          $      (4.75)          $      (0.73)          $     (11.66)          $      (2.92)
                                              ============           ============           ============           ============
Weighted average common shares used
in per share calculations                          934,000             12,672,000                933,000              8,017,000
                                              ============           ============           ============           ============


       The accompanying notes are an integral part of these consolidated financial statements.

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            For The Three Months                  For The Nine Months
                                                             Ended September 30,                  Ended September 30,
                                                      -------------------------------       -------------------------------
                                                          1998               1999               1998               1999
                                                      ------------       ------------       ------------       ------------
                                                       (unaudited)        (unaudited)        (unaudited)        (unaudited)

Cash flows from operating activities:
    Net loss                                          $ (3,819,000)      $ (9,287,000)      $ (9,372,000)      $(22,608,000)
    Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization                        422,000          2,797,000          1,001,000          6,127,000
      Non-cash charges for issuance
      of equity securities                                 167,000                 --            334,000            377,000
      Allowance for sales returns                          225,000             (3,000)          (791,000)          (110,000)
      Amortization of deferred compensation                 60,000            103,000            120,000            346,000
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable           (50,000)          (799,000)           333,000         (2,547,000)
      Increase in inventory                                (28,000)           (22,000)          (153,000)          (205,000)
      Decrease (increase) in
      prepaids and other current assets                    154,000         (1,326,000)          (225,000)        (2,640,000)
      Increase in accounts payable                       1,080,000            213,000            970,000          1,937,000
      Increase (decrease) in accrued expenses             (234,000)           323,000            128,000          1,480,000
      Increase (decrease) in deferred revenue             (228,000)           144,000            185,000          2,378,000
                                                      ------------       ------------       ------------       ------------
Net cash used in operating activities                   (2,251,000)        (7,857,000)        (7,470,000)       (15,465,000)
                                                      ------------       ------------       ------------       ------------

Cash flows used from investing activities:
      Purchase of property and equipment                  (693,000)        (1,236,000)        (1,029,000)        (1,623,000)
      Purchases of securities                          (17,176,000)                --        (34,516,000)       (79,654,000)
      Maturities of securities                          20,341,000         10,732,000         25,372,000         15,725,000
      Purchase of security available for sale                   --         (1,000,000)                --         (1,000,000)
      Increase in security deposits                         (2,000)            (8,000)          (148,000)           (65,000)
      Acquisition of businesses                                 --           (603,000)                --           (905,000)
                                                      ------------       ------------       ------------       ------------
Net cash used in investing activities                    2,470,000          7,885,000        (10,321,000)       (67,522,000)
                                                      ------------       ------------       ------------       ------------

Cash flows from financing activities:
      Payments under capital lease obligations             (20,000)          (110,000)           (50,000)          (247,000)
      Payments under notes payable                           4,000            (10,000)          (123,000)           (20,000)
      Proceeds from notes payable                               --                 --            500,000          1,500,000
      Proceeds from issuance of mandatory
      redeemable convertible preferred stock                    --                 --         18,271,000                 --
      Proceeds from issuance of common stock                    --                 --                 --         80,816,000
      Proceeds from exercise of stock options                1,000             13,000              2,000            202,000
                                                      ------------       ------------       ------------       ------------
Net cash provided by financing activities                  (15,000)          (107,000)        18,600,000         82,251,000
                                                      ------------       ------------       ------------       ------------

Increase (decrease) in cash and cash equivalents           204,000            (79,000)           809,000           (736,000)

Cash and cash equivalents, beginning of period           1,249,000          1,078,000            644,000          1,735,000
                                                      ------------       ------------       ------------       ------------
Cash and cash equivalents, end of period              $  1,453,000       $    999,000       $  1,453,000       $    999,000
                                                      ============       ============       ============       ============


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION


                                                             For The Three Months                   For The Nine Months
                                                              Ended September 30,                   Ended September 30,
                                                         ------------------------------        ------------------------------
                                                             1998               1999               1998               1999
                                                         -----------        -----------        -----------        -----------
Cash paid during the period for:

    Interest                                             $     4,000        $    28,000        $    15,000        $    81,000
    Taxes                                                $     1,000        $      -           $     4,000        $     6,000
Supplementary disclosure of noncash transactions:

    Equipment acquired under capital leases              $      -           $   273,000        $   260,000        $   683,000
    Issuance of Series D Stock
    through conversion of notes payable                  $      -           $      -           $ 3,500,000        $      -
    Issuance of Series D Stock
    under strategic alliances                            $      -           $      -           $ 3,500,000        $      -
    Issuance of common stock for
    acquisition of businesses                            $      -           $   900,000        $      -           $24,131,000
    Issuance of common stock
    through conversion of notes payable                  $      -           $      -           $      -           $ 1,500,000


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

        On February 26, 1999, Launch Media, Inc. acquired all of the partnership interests in Musicvideos.com. In addition, on April 28, 1999, the Company issued common stock and acquired all of the outstanding stock of SW Networks, Inc. (subsequently renamed as Launch Radio Networks, Inc.). Launch Media, Inc., together with Launch Networks, Inc. and Launch Radio Networks, Inc. are referred to collectively as the "Company" or as "Launch". Launch is a digital media company dedicated to creating the premier Internet destination for discovering new music. Leveraging the inherent advantages of digital media, Launch offers a compelling music discovery experience for consumers and provides a valuable marketing platform for record labels, artists, advertisers and merchants. The Company delivers its product via multiple broadband and narrowband platforms, all under the brand name Launch. Products under the Launch banner include Launch delivered on the web at www.launch.com, via CD-ROM and broadband networks.

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

        In addition, in connection with the IPO, the Company effected a one-for-five reverse stock split. All share and per share information in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of this stock split.

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

        In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1999, and the results of its operations and cash flows for the three and nine months ended September 30, 1998 and 1999. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the expected results for the full fiscal year or any future period. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form SB-2 registration statement, as amended, filed with the Securities and Exchange Commission ("SEC") in connection with the Company's IPO.

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

REVENUE RECOGNITION

        Through September 30, 1999, the Company's revenues have been derived primarily from the sale of advertising and sponsorships, including the sale of advertising on commercial radio broadcasts, annual subscriptions relating to Launch on CD-ROM and single copy retail sales of Launch on CD-ROM. Revenues for sponsorships across the Launch media properties are recognized ratably over the sponsorship term which is typically one month. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears. With respect to launch.com, revenues from advertisements are recognized ratably in the period in which the advertisement is displayed, provided that no significant Launch obligations remain. Revenues from advertisements on commercial radio networks are recognized, net of agency fees, when the radio advertisement is broadcast.

        Advance payments for Launch on CD-ROM subscriptions are deferred and recognized over the term of the related subscription, typically 12 months.

        The Company recognizes revenue from retail and other merchandise sales upon shipment. Estimated product return reserves are provided when shipments are made to reflect the net estimated sell-through.

        Advertising revenues also include barter revenues, which represent an exchange by Launch of advertising space on Launch on CD-ROM for reciprocal advertising space on third-party Web sites or other advertising media. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the advertisements received or delivered based on advertising rates currently in effect. Barter revenues are recognized when the advertisements are run on the Launch media properties. Barter expenses are recognized when Launch's advertisements are run on the reciprocal Web sites or other advertising medium, which is typically in the same period as when the advertisements are run on the Launch media properties. Revenues and expenses recognized from barter transactions, were approximately $610,000 and $320,000 for the three months ended September 30, 1998 and 1999, respectively, or 50% and 7% of advertising revenues, respectively, and were approximately $916,000 and $860,000 for the nine months ended September 30, 1998 and 1999, respectively, or 44% and 10% of advertising revenue, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

        In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the recognition and measurement of derivatives and hedging activities. This standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on its financial statements.

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

        Diluted net loss per share for the three and nine months ended September 30, 1998 and 1999, does not include the effect of options and warrants to purchase 1,566,642 and 1,380,421 shares of common stock, respectively, due to the net losses incurred.

4.      RELATED PARTY TRANSACTIONS

        In April 1999, Launch entered into a 12-month sponsorship agreement with Intel Corporation to promote their Intel Pentium III processing chip. The total amount payable to Launch under the sponsorship agreement was for $2,980,000. Revenue is being recognized on a straight-line basis over the term of the agreement. For the three months ended September 30, 1999, the total revenue recognized was approximately $745,000. This revenue is included in advertising and sponsorship revenues in the consolidated statement of operations. Deferred revenue included in the consolidated balance sheet under this agreement as of September 30, 1999 was $1,235,000.

        In November 1998, Launch entered into an architectural development and assistance agreement with Intel Corporation. Pursuant to the terms of this agreement, Launch agreed to develop a product which is designed to use the capabilities of a processor developed by Intel. In consideration, Intel agreed to pay Launch certain amounts and to provide technical assistance, and Launch agreed to pay Intel a portion of revenues derived from the developed product. Revenue has been recognized using the percentage of completion method on a cost to cost basis and for the three months ended September 30, 1999 was $350,000 and for the nine months ended September 30, 1999 was $650,000. The development revenue is included in merchandise and other revenues in the consolidated statement of operations.

        On February 15, 1999, Launch entered into a note purchase agreement in which it agreed to issue a convertible subordinated promissory note in the amount of $1.0 million to Avalon Technology LLC, a stockholder, and a convertible subordinated promissory note in the amount of $500,000 to Goran Enterprises Limited, a stockholder. The notes accrued interest at 8.5% per annum and contained an original issue discount. During the three months ended March 31, 1999, the Company received $1.5 million in proceeds from the convertible subordinated promissory notes. The notes and accrued interest were automatically converted into 85,525 shares of common stock upon the closing of the Company's IPO on April 28, 1999. As a result of the conversion of the promissory notes, the Company recognized approximately $377,000 in non-cash interest expense during the three months ended June 30, 1999 to reflect the original issue discount between the conversion price and offering price of the common stock.

        In April 1999, Launch entered into a two year content licensing and sponsorship agreement with Sony Music, a stockholder, under which Sony Music licensed content from Launch for use in its internet properties and purchased advertising from Launch for its products. During the quarter ended September 30, 1999, Launch recognized $154,000 in revenue, of which $104,000 is included in advertising revenues and $50,000 is included in other revenues in the consolidated statement of operations. For the nine months ended September 30, 1999, Launch recognized $204,000 in revenue, of which $104,000 is included in advertising revenues and $100,000 is included in other revenues in the consolidated statement of operations. Accounts receivable and deferred revenues included in the consolidated balance sheet from Sony as of September 30, 1999 were $117,000 and $219,000, respectively.

5.      INCOME TAXES

        The Company's income tax provision consists of minimum state franchise taxes.

6.      CAPITAL LEASE LINE OF CREDIT

        The Company has a revolving capital lease line of credit for $1.0 million. The Company has borrowed approximately $1.0 million under this line of credit as of September 30, 1999. Payments for each borrowing are made monthly over a thirty-nine month period and include interest and principal. This facility bears interest at the bank's prime rate (8.25% at September 30, 1999). The leased assets collateralize any borrowings under this line of credit.

7.      SIGNIFICANT BUSINESS ACQUISITIONS

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

        The total purchase price of approximately $9.4 million is comprised of 875,553 shares of the Company's common stock with an estimated fair value at issuance of approximately $8.9 million, a cash payment of approximately $300,000 and assumed liabilities and transaction costs of approximately $200,000. The excess purchase price over net tangible assets acquired was approximately $9.2 million and is being amortized over an average useful life of 30 months.

Launch Radio Networks (formerly SW Networks, Inc.)

        On April 28 1999, concurrently with its IPO, the Company acquired all of the outstanding shares of Launch Radio Networks, an entertainment information/news content provider to radio stations and Internet-based entertainment companies. The Company paid Sony Music Entertainment, Inc., the sole stockholder of Launch Radio Networks, $12.0 million in shares of the Company's common stock. In accordance with the purchase agreement the shares issued to Sony Music were valued at 80% of the IPO price. Accordingly, the Company issued 681,818 shares of common stock to Sony Music at an effective discount of 20% from the initial public offering price. Sony Music has the right to require registration of such shares beginning September 28, 1999. Absent registration, Sony Music must hold such shares for a minimum of one year from April 28, 1999. For accounting purposes, the Company computed the per share value to equal the IPO price less 5%, due to the restrictions on resale or $20.90 per share. Accordingly, for accounting purposes, the Company recorded the purchase price of Launch Radio Networks of $14.3 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the acquisition date. The excess purchase price over net tangible assets acquired was approximately $12.7 million and is being amortized over an average useful life of 4 years.

                                                 LAUNCH RADIO
                          MUSICVIDEOS.COM          NETWORKS
                          ---------------        ------------

Total consideration:

  Common stock              $  8,931,000         $ 14,250,000
  Cash                           302,000                   --
  Other                           36,000                   --
                            ------------         ------------
                               9,269,000           14,250,000
Less net assets                  (99,000)          (1,556,000)
                            ============         ============
Total intangibles           $  9,170,000         $ 12,694,000
                            ============         ============

        The allocations of the purchase prices are as follows:

                                                 LAUNCH RADIO
                          MUSICVIDEOS.COM          NETWORKS
                          ---------------        ------------

Membership database          $ 6,770,000          $        --
Fixed assets                          --            1,556,000
Goodwill and other             2,400,000           11,138,000
                             -----------          -----------
  Total intangibles          $ 9,170,000          $12,694,000
                             ===========          ===========


        The following unaudited pro forma statement of operations gives effect to these acquisitions as if they had occurred at the beginning of each period presented by combining the results of operations of Musicvideos.com and Launch Radio Networks, Inc. with the results of operations of the Company for the three and nine months ended September 30, 1998 and 1999.

        The unaudited pro forma statement of operations is not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

PRO FORMA RESULTS OF OPERATIONS

                                                 For The Three Months Ended                  For The Nine Months Ended
                                                         September 30,                             September 30,
                                               ---------------------------------         ---------------------------------
                                                   1998                 1999                 1998                 1999
                                               ------------         ------------         ------------         ------------
Net revenues:
   Advertising and sponsorship                 $  2,127,000         $  4,410,000         $  4,363,000         $  9,494,000
   Subscription                                     268,000              309,000            1,033,000              745,000
   Merchandise and other                            233,000              558,000              665,000            1,288,000
                                               ------------         ------------         ------------         ------------
                                                  2,628,000            5,277,000            6,061,000           11,527,000
Operating expenses:

   Cost of goods sold and distribution            1,112,000              965,000            2,176,000            2,442,000
   Sales and marketing                            3,065,000            6,904,000            7,381,000           15,844,000
   Content and product development                2,075,000            3,759,000            5,811,000            8,833,000
   General and administrative                     1,094,000            1,472,000            2,936,000            3,614,000
   Depreciation and amortization                  2,028,000            2,356,000            6,070,000            5,249,000
                                               ------------         ------------         ------------         ------------

Loss from operations                             (6,746,000)         (10,179,000)         (18,313,000)         (24,455,000)
Interest income, net                                166,000              892,000              299,000            1,177,000
                                               ------------         ------------         ------------         ------------
Loss before provision for income taxes           (6,580,000)          (9,287,000)         (18,014,000)         (23,278,000)
 Provision for income taxes                               -                    -                3,000               12,000
                                               ------------         ------------         ------------         ------------
   Net loss                                    $ (6,580,000)        $ (9,287,000)        $(18,017,000)        $(23,290,000)
                                               ------------         ------------         ------------         ------------
   Pro forma basic and diluted net loss
   per common share                            $      (0.78)        $      (0.73)        $      (2.37)        $      (2.14)
                                               ------------         ------------         ------------         ------------
   Weighted average shares outstanding
   used in pro forma per share
   calculation (1)                                8,409,000           12,672,000            7,598,000           10,897,000
                                               ============         ============         ============         ============


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business, operations and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimates", "projects", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed in the Company's other public filings, press releases and statements by the Company's management, including (i) the volatile and competitive nature of the Internet and music industries, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on the Company's business, (iv) failure by the Company, its vendors or other third parties to achieve Year 2000 compliance and (v) the effect of any future acquisitions. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

The Company's fiscal year ends on December 31 of each calendar year.

RECENT EVENTS

        On April 23, 1999, Launch effected an initial public offering ("IPO") of 3,500,000 shares of its common stock at a price of $22 per share. On May 19, 1999, the underwriters exercised their over-allotment to purchase an additional 510,000 shares of common stock. The net proceeds from to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, were $80.8 million.

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

        On September 22, 1999, the Company completed its acquisition of substantially all of the assets of Made In Heaven Entertainment, Inc. Made In Heaven Entertainment, Inc. through its trade names, JBTV and SuperSpots, produces a weekly music video show based in Chicago, IL in addition to an ancillary business of television commercial production. We believe this acquisition not only enhances Launch's existing music video operations, but also adds to Launch's audio and video content base.

OVERVIEW

        Launch is a digital media company focused on music. Launch leverages the inherent advantages of digital media to offer consumers a compelling music discovery experience while providing record labels, artists, advertisers and merchants a valuable marketing platform. Our content is delivered on the Internet at www.launch.com and on the monthly Launch on CD-ROM.

        Launch was incorporated in February 1994, and we published the first issue of Launch on CD-ROM in May 1995. Through July 1998, we distributed Launch on CD-ROM bi-monthly, and since that time, we have distributed it monthly. Launch.com was first made available in October 1997. As of September 30, 1999, launch.com had approximately 2.1 million registered members, and Launch on CD-ROM had approximately 265,000 subscribers. Doubleclick, Inc. our third party ad server, reported that in September 1999, there were approximately 1.9 million unique visitors to launch.com.

        Launch has incurred significant net losses and negative cash flows from operations since its inception, and as of September 30, 1999, had an accumulated deficit of approximately $50.2 million. Launch intends to continue to make significant financial investments in marketing and promotion, content development and technology and infrastructure development. As a result, Launch believes that it will incur operating losses and negative cash flows from operations for the foreseeable future, and that such losses and negative cash flows will increase for at least the next year.

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

        We have entered into various license arrangements, strategic alliances and business acquisitions in order to build our audience, provide music-specific content, generate additional online traffic, increase subscriptions and memberships and establish additional sources of revenue. These acquisitions, arrangements and alliances have resulted in a variety of non-cash charges that will affect our operating results over the next several fiscal periods. The acquisition of Musicvideos.com has been accounted for using the purchase method of accounting and, accordingly, the purchase price of $9.4 million, has been allocated to net tangible and intangible assets acquired. The excess purchase price over net tangible assets was $9.2 million and is being amortized over an average useful life of 30 months. The acquisition of Launch Radio Networks has been accounted for using the purchase method of accounting and, accordingly, the purchase price of $14.3 million, has been allocated to net tangible and intangible assets acquired. The excess purchase price over net tangible assets was $12.7 million and will be amortized over an average useful life of 4 years. The consideration for the NBC.com and NBC Interactive Neighborhood strategic alliance and content agreement was series D mandatory redeemable convertible preferred stock valued at $3.0 million. This non-cash amount is being amortized over the 26-month term of the agreement. We expect that we will continue to enter into such arrangements.

RESULTS OF OPERATIONS

Net Revenues:

        Net revenues increased 239% from $1.6 million for the three months ended September 30, 1998 to $5.3 million for the three months ended September 30, 1999. For the nine-month period ended September 30, 1999, net revenues increased 205% from $3.3 million to $10.0 million. The increase in net revenues was attributable primarily to an increase in advertising revenues.

        Advertising Revenues. Advertising revenues increased 259% from $1.2 million, or 79% of net revenues, for the three months ended September 30, 1998 to $4.4 million, or 84% of net revenues, for the three months ended September 30, 1999. Advertising revenues increased 295% from $2.1 million, or 64% of net revenues, for the first nine months of 1998 to $8.2 million, or 82% of net revenues, for the first nine months of 1999. Advertising revenues increased primarily as a result of an increased number of advertisers and sponsors on Launch's media properties, revenue from Sony and Intel's advertising sponsorship, as well as the addition of revenues from the sale of radio advertising time from Launch Radio Networks. During 1998 and the first nine months of 1999, Launch continued to expand its advertising sales force, in particular focusing its sales efforts on sponsorships or advertisements that covered all of Launch's media properties. In addition, the inventory of impressions available on our web site increased as registered and unique users on launch.com increased. Advertising revenues have also increased as a result of the recent rise in demand for radio advertising time. Launch expects advertising revenue will continue to represent a significant portion of its net revenues for the foreseeable future. Included in advertising revenues are revenues recognized from barter transactions of $610,000, or 50% of advertising revenues, for the three months ended September 30, 1998 and $320,000, or 7% of advertising revenues, for the three months ended September 30, 1999. For the nine months ended September 30, 1998, $916,000 or 44% of advertising revenues were recognized as barter transactions, compared to $860,000 or 10% of advertising revenues, for the nine months ended September 30, 1999.

        Subscription Revenues. Subscription revenues increased 15% from $268,000, or 17% of net revenues, for the three months ended September 30, 1998 to $309,000, or 6% of net revenues, for the three months ended September 30, 1999. Subscription revenue decreased 28% from $1.0 million, or 32% of revenues for the first nine months of 1998 to $745,000, or 7% of revenues during the first nine months of 1999 primarily due to a reduced annual subscription rate. Subscription revenues increased primarily as a result of the distribution of three issues of Launch on CD-ROM during the quarter ended September 30, 1999 versus two in the quarter ended September 30, 1998. We intend to phase out Launch on CD-ROM, as more efficient broadband distribution systems achieve widespread consumer acceptance. As a result, Launch anticipates that subscription revenues from Launch on CD-ROM will decline substantially over time.

        Other Revenues. Other revenues increased 862% from $58,000, or 4% of net revenues, during the three months ended September 30, 1998 to $558,000, or 11% of net revenues, during the three months ended September 30, 1999. Other revenue for the three months ended September 30, 1999 increased primarily as a result of $350,000 earned under a nonrecurring development agreement with Intel, which was completed as of September 30, 1999. Excluding this development agreement revenue, merchandise and other revenues were $208,000 for the three months ended September 30, 1999, reflecting a 258% increase from the first three months of 1998. The majority of this increase can be attributed to additional revenues from the licensing of Launch Radio Networks and Launch.com content, which was partially offset by a decrease in single copy retail sales of Launch on CD-ROM. This decrease was due to our focus on maintaining circulation of Launch on CD-ROM through subscriptions and the de-emphasis of single copy retail sales. Other revenue increased 545% from $163,000, or 5% of revenues for the first nine months of 1998 to $1.1 million, or 11% of revenues during the first nine months of 1999. During the first nine months of 1999, $650,000 of other revenues was earned under a nonrecurring development agreement with Intel. At September 30, 1999, Launch had deferred revenues of $2.9 million, consisting primarily of prepaid content and advertising sponsorships, development projects and prepaid subscriptions for Launch on CD-ROM.

Operating Expenses

        Cost of Goods Sold and Distribution. Cost of goods sold and distribution consists primarily of Launch on CD-ROM manufacturing and packaging costs and related subscription distribution costs. Cost of goods sold and distribution decreased 13% from $1.1 million, or 71% of net revenues, during the three months ended September 30, 1998 to $965,000, or 18% of net revenues, during the three months ended September 30, 1999. For the first nine months of 1999, cost of goods sold and distribution increased 12%, from $2.2 million, or 66% of revenues in the first nine months of 1998, to $2.4 million, or 24% of revenue. The decrease in cost of goods sold and distribution during the three months ended September 30, 1999 was primarily the result of the release of an additional issue of Launch on CD-ROM, which was customized for college students during the same period in 1998. The increase in absolute dollars for the nine months ended September 30, 1999 is due primarily to the production and distribution of eight issues of Launch on CD-ROM versus seven issues during the first nine months of 1998. We expect cost of good sold as a percentage of net revenues and in absolute dollars to decrease as Launch on CD-ROM is phased out.

        Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising and marketing costs, promotional costs and the cost of the direct marketing, commissions paid to the media representative firms, radio affiliate sales and advertising sales force. Sales and marketing expenses increased 154% from $2.7 million, or 175% of net revenues, during the three months ended September 30, 1998 to $6.9 million, or 131% of net revenues, during the three months ended September 30, 1999. For the first nine months of 1999, sales and marketing expenses increased 172%, from $6.5 million, or 197% of revenues, to $15.4 million, or 154% of revenues. The increase in sales and marketing expenses occurred primarily due to the cost of acquiring new registered users on launch.com including distribution agreements and promotions, advertising for Launch on other websites, the hiring of additional sales and marketing personnel, increased sponsorships of music events, and increased marketing to promote the Launch brand. In addition, we undertook a significant outdoor advertising campaign beginning in August 1999 in order to promote the Launch brand and increase the audience on Launch's media properties. We expect sales and marketing expenses to increase significantly in absolute dollars as we pursue an aggressive marketing campaign and enter into additional distribution agreements to increase the audience on launch.com, expand marketing of the Launch brand and hire additional sales and marketing personnel.

        Content and Product Development Expenses. Content and product development expenses consist primarily of editorial expenses, which includes video production and editorial writers, programming costs for Launch Radio Networks, art production, hosting and bandwidth, software licenses, and Web development costs. Content and product development expenses increased 238% from $1.1 million, or 71% of net revenues, during the three months ended September 30, 1998 to $3.8 million, or 71% of net revenues, during the three months ended September 30, 1999. For the first nine months of 1999, content and product development expenses increased 172%, from $2.8 million, or 87% of revenues, to $7.7 million, or 77% of revenues. Content and product development expenses increased in the three months ending September 30, 1999 due to costs of further developing and enhancing the launch.com Web site, including product development costs, significant additions to personnel, and software license costs. We believe that significant investments in content and product development are required to remain competitive. Therefore, we expect that content and product development expenses will continue to increase in absolute dollars for the foreseeable future.

        General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, legal, human resources and accounting. Also included are facilities costs and fees for professional services. General and administrative expenses increased 185% from $517,000, or 33% of net revenues, during the three months ended September 30, 1998 to $1.5 million, or 28% of net revenues, during the three months ended September 30, 1999. For the first nine months of 1999, general and administrative expenses increased 142%, from $1.3 million or 39% of revenues, to $3.1 million, or 31% of revenues. The absolute dollar increase in general and administrative expenses in the three months ending September 30, 1999 was primarily attributable to salary and related expenses for additional personnel and increases in facilities costs. Launch anticipates hiring additional personnel, expanding facilities and additional costs related to being a public company, including costs related to investor relations programs and professional service fees. Accordingly, Launch anticipates that general and administrative expenses will continue to increase in absolute dollars.

        Depreciation and Amortization. Depreciation and amortization was $2.4 million during the three months ended September 30, 1999 and primarily consisted of $996,000 of amortization of excess purchase price over tangible net assets acquired arising from its acquisition of Musicvideos.com and $882,000 of amortization of excess purchase price over tangible net assets acquired arising from its acquisition of Launch Radio Networks. For the first nine months of 1999, depreciation and amortization was $5.1 million.

        Interest Income, net. Interest income, net, consists of interest earned on cash and cash equivalents and short-term investments, offset by interest expense on borrowings. Net interest income was $166,000 during the three months ended September 30, 1998 compared to net interest income of $892,000 during the three months ended September 30, 1999 and is a result of investing net proceeds from the Company's IPO. For the nine months ended September 30, 1998, net interest income was $300,000 compared to net interest income of $1.2 million during the nine months ended September 30, 1999.

               On February 15, 1999, Launch entered into a note purchase agreement in which it agreed to issue a convertible subordinated promissory note in the amount of $1.0 million to Avalon Technology LLC, a stockholder, and a convertible subordinated promissory note in the amount of $500,000 to Goran Enterprises Limited, a stockholder. The notes accrued interest at 8.5% per annum and contained an original issue discount. During the three months ended March 31, 1999, the Company received $1.5 million in proceeds from the convertible subordinated promissory notes. The notes and accrued interest were automatically converted into 85,525 shares of common stock upon the closing of the Company's IPO on April 28, 1999. As a result of the conversion of the promissory notes, the Company recognized approximately $378,000 in non-cash interest expense during the nine months ended September 30, 1999 to reflect the original issue discount between the conversion price and offering price of the common stock.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, Launch has financed its operations primarily through a public issuance of common stock, private placements of preferred stock and, to a lesser extent, from the revenues generated by operations. As of September 30, 1999, Launch had approximately $70 million in cash and cash equivalents and short term investments.

        Net cash used in operating activities increased to $15.5 million for the first nine months of 1999 from $7.5 million for the first nine months of 1998. The increase in net cash used in operating activities is substantially attributable to the increased net loss, excluding non-cash charges.

        Net cash used in investing activities was $67.5 million for the first nine months of 1999, as compared to net cash used by investing activities of $10.3 million for the first nine months of 1998. The increase in net cash used in investing activities resulted primarily from the significant purchase of securities which took place during the first nine months of 1999 as a result of investing the cash raised in our IPO. This cash is predominantly invested in instruments that are highly liquid, are of high quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes.

        Net cash provided by financing activities increased to $82.3 million for the first nine months of 1999, from $18.6 million for the first nine months of 1998, due principally to the proceeds from the sale of common stock through our IPO in 1999.

        Launch has a revolving capital lease line of credit for $1.0 million. At September 30, 1999, $1.0 million was outstanding under this line of credit. This facility bears interest at the bank's prime rate, 8.25% at September 30, 1999. The leased assets collateralize any borrowings under this line of credit.

        We have experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with the growth in Launch's operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, Launch will continue to evaluate possible investments in businesses, products and technologies, and plans to expand its sales and marketing programs and conduct more aggressive brand promotions. Launch currently expects that the net proceeds from its IPO, together with its existing capital lease line of credit and available funds, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. There can be no assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate. Launch may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on terms favorable to Launch. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, Launch may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on Launch's business, financial condition and results of operations.

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

        The Company's Year 2000 task force has conducted an inventory of and developed testing procedures for all software and other systems that it believes might be affected by Year 2000 issues. Since third parties developed and currently support many of the systems that the Company uses, a significant part of this effort will be to ensure that these third-party systems are Year 2000 compliant. The Company plans to confirm this compliance though a combination of the representation by these third parties of their products' Year 2000 compliance, as well as specific testing of these systems. The Company has substantially completed this process as of September 30, 1999.

        COSTS

        To date, the Company has spent approximately $100,000 on Year 2000 compliance issues. Most of the Company's expenses have related to the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally.

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

        CONTINGENCY PLAN

        As discussed above, the Company is engaged in an ongoing Year 2000 assessment and has contingency plans.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The net proceeds to the Company from the sale of the 4,010,000 shares of Common Stock in the Company's initial public offering (Registration Statement No. 333-72433 and No. 333-76871), effective April 22, 1999, including the underwriter's exercise of their over-allotment on May 18, 1999, were approximately $80.8 million after deducting underwriting discounts and commissions and other offering expenses. From the date of receipt through September 30, 1999, approximately $10.5 million of the net proceeds were used for promoting the Company's brand, expanding the Company's sales and marketing, acquisition of businesses, developing and enhancing the Launch.com web site, for capital expenditures, and for other working capital purposes with the remainder of the proceeds invested in short-term, interest-bearing, investment-grade securities. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.

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

                                       Dated November 9, 1999

                                       LAUNCH MEDIA, INC.
                                       (Registrant)

                                       /s/ JEFFREY M. MICKEAL
                                       -----------------------------------------
                                       Jeffrey M. Mickeal
                                       Chief Financial Officer and Secretary