Form 10-K405
period 1999-12-31
LAUNCH MEDIA INC
filed 2000-03-30
CIK 1076582

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25273

                               LAUNCH MEDIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        95-4463753
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

            2700 PENNSYLVANIA AVENUE, SANTA MONICA, CALIFORNIA 90404
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (310) 526-4300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              TITLE OF EACH CLASS:

                                  COMMON STOCK
                          (PAR VALUE $.001 PER SHARE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of February 29, 2000, was approximately $232,940,000 based on the $18.25 closing price for the Common Stock on The NASDAQ National Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

     The number of shares of Common Stock of the registrant outstanding as of February 29, 2000 was 13,496,373.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LAUNCH MEDIA, INC.

                                 INDEX TO ITEMS

                                                                         PAGE
                                                                         ----
                                   PART I

Item 1.    Business....................................................     3
Item 2.    Facilities..................................................    15
Item 3.    Legal Proceedings...........................................    16
Item 4.    Submission of Matters to a Vote of Security Holders.........    16

                                   PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................    17
Item 6.    Selected Consolidated Financial Data........................    19
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    20
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    39
Item 8.    Financial Statements and Supplementary Data.................    39
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    39

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant..........    39
Item 11.   Executive Compensation......................................    39
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    40
Item 13.   Certain Relationships and Related Transactions..............    40

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    40

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Launch is a media company that offers a compelling online music discovery experience for consumers and provides a valuable marketing platform for record labels, artists, advertisers and merchants. We create engaging music content focused on both new and established artists, spanning almost all musical genres. Launch's consumers are not confined to receiving music content in the programmed, linear sequences broadcast by radio and television. Instead, we deliver personalized music content to our users in an interactive format based on their musical tastes and preferences. As part of our strategy to attract and retain registered members from our target audience, we have created a vibrant community of users who help each other discover new music by virtual word-of-mouth. Our music content encourages our members to engage in community activities, such as creating home pages, chatting online, listing friends and favorite artists and developing online friendships with others sharing similar tastes. Because our content is designed to attract and retain an audience composed principally of consumers who are 12 to 34 years old, including the 12 to 20 year old segment that is part of Generation Y, advertisers on Launch can target a valuable and elusive group of consumers. We currently deliver our content on the Internet at www.launch.com and on the monthly Launch on CD-ROM. As broadband access to the Internet achieves greater consumer acceptance and enables us to add our richest audio and video content to launch.com, we intend to phase out delivery of Launch on CD-ROM. We also reach music consumers through the Online Music Group (OMG), a consolidation of music sites on the web designed to increase traffic for launch.com and other OMG member sites.

     We commenced operations in February 1994 as 2Way Media, Inc. and changed our name to Launch Media, Inc. in March 1998.

     As of December 31, 1999, launch.com had approximately 2.8 million registered users. Double Click, Inc., our third-party ad server, reported that, in December 1999, Launch reached approximately 4.7 million unique visitors. A unique visitor is defined as an unduplicated web site user within a given time period. As of December 1999, Launch on CD-ROM had approximately 265,000 subscribers.

     We believe that Launch offers the active music consumer access to a greater selection of music and artists than is typically available through traditional media. In addition, our user-generated content provides an additional source of music discovery and encourages regular, active participation in our community of users. Launch offers record labels the opportunity to promote and sell new music to a broad market that can be difficult to reach through traditional media. We work closely with most independent and major record labels, including those of Sony Music Entertainment, Warner Music Group, Universal Music Group, EMI Music, and BMG. Through these relationships, we have featured several of the biggest names in music, including Alanis Morissette, Smashing Pumpkins, Matchbox 20, Wyclef Jean, Seal, R.E.M., and Jewel, and have introduced our audience to many new artists. In December 1999, we streamed more than 2 million music videos on launch.com.

     Original and Compelling Music Content. Launch creates exclusive and original music content, including video interviews and performances, news, biographies and album and concert reviews. Launch also offers on-demand music videos, localized concert and tour information as well as radio station play lists. Our musical coverage spans all genres, including country, blues, jazz, rap, R&B, folk, and rock, excluding only classical. We can offer this broad range of music content because digital media permit users to navigate to content that interests them. As a marketing channel for the music industry, Launch has regular access to a broad range of artists who are the subjects of exclusive video and audio content for Launch. We also have an editorial staff of more than thirty in offices in Los Angeles, New York and Nashville, which gives us in depth music content across most genres. We believe that our relationships with the music industry as well as our expertise in digital media production will provide us a strategic advantage in offering broadband music content to our users as broadband distribution systems gain greater consumer acceptance.

     Personalization of Content Based on Music Preference. Digital media enables personalization that allows our members to focus on musical genres that interest them and to avoid unappealing types of music without exiting Launch. Our members register free with launch.com by providing zip code, age and gender information. They also actively add information about their music preferences by rating artists and albums and indicating favorites. We collect this data in a database that grows as our members spend more time on the site. We use this information to personalize our content for our members based on their stated musical preferences. For example, a member interested in country music but not heavy metal would receive targeted features and reviews on country artists to the exclusion of heavy metal. We believe that personalization increases the time a user spends on launch.com and discourages changing to another music site. In February 2000, we introduced the commercial release of LAUNCHcast, a streaming music player that provides our users with the ability to listen to the music they want to hear. By rating songs, albums, artists and sampling other community members' stations, users instruct LAUNCHcast to play the types of music they want. Utilizing Windows Media technology, LAUNCHcast offers high quality audio streams of a diverse mix of music.

     Active Membership and Community Participation. We have created a vibrant community of users who help each other discover new music by virtual word-of-mouth. We believe that active music consumers consider musical tastes to be an important part of personal identity. Music is a shared experience and a powerful catalyst for community formation. Our music content encourages our members to engage in community activities, such as creating home pages, chatting online, listing friends and favorite artists and developing online friendships with others sharing similar tastes. As of December 31, 1999, there were approximately 2.8 million registered members of launch.com. Our members can also post their favorite artists and albums on their personalized launch.com home pages and write their own reviews. This user-generated content provides an additional source of music discovery and encourages regular, active participation in the community. We believe that members with strong ties to the community tend to spend significant amounts of time interacting with others and are less likely to switch to a different music site.

     Powerful Promotional Outlet for Record Labels and Artists. Record labels and artists can work with Launch to promote their new releases to the large group of active music buyers who make up the Launch user community. Because consumers can avoid music they dislike but still remain in the Launch environment, Launch can cover a broader spectrum of musical genres and expose users to a greater number of artists. Record companies, including Sony, Warner, Universal, BMG and EMI, use Launch to introduce users to a variety of new artists and to inform them of new releases from established artists. We often feature established artists in order to draw users in to discover new names. Because of the synergistic relationships we have developed with the record labels, we have access to high-profile personalities in music. Since May 1995, we have featured exclusive interviews and performances by popular recording artists such as Alanis Morissette, Jewel, Smashing Pumpkins, R.E.M., Sheryl Crow, Aqua, Matchbox 20, No Doubt, Wyclef Jean, Counting Crows, Dave Matthews Band, Britney Spears, Blink182, Live, Filter, Bush, Eminem, and Smash Mouth.

     Attractive, Targeted Demographic Group. Launch focuses on the valuable 12 to 34 year old audience, including the 12 to 20 year old segment that is part of Generation Y, who has begun spending more time using the Internet. Our research, conducted by the audience research firm Mediamark Research Inc. (MRI) in December 1998, demonstrates that our audience is principally composed of members of Generation Y and others in the 12 to 34 age group. We believe that our audience members generally:

     - spend substantial amounts of time learning about and listening to music;

     - identify strongly with music they like;

     - value being the first to discover new music;

     - enjoy being a member of a community built around music; and

     - adopt technological advancements early.

     Advertisers who have difficulty reaching this audience can turn to Launch for targeted advertising and direct marketing to this valuable, yet elusive group.

     Effective Environment for Advertising and Commerce. Launch provides advertisers with access to a highly desirable group of consumers in an active entertainment environment. The Launch environment captures consumers for long periods of time, and advertisements can be targeted to specific users. Launch collects demographic and music preference information from its users that can be used to target advertising and commerce opportunities. We believe that Launch's access to a large audience of targeted demographics may also provide us a strategic advantage in selling a variety of products through e-commerce partners.

     Revenue and Traffic Opportunity from Content Syndication. We leverage the content we create for launch.com by licensing it to various online and off-line customers. For example, we generate revenue by syndicating our music and entertainment news to approximately 1,000 radio stations across the U.S. Our online syndication relationships are often crafted to drive traffic to launch.com.

THE LAUNCH MEDIA PROPERTIES

     Launch seeks to create the premier online destination for music. In addition to launch.com, we distribute a monthly CD-ROM, which will be eliminated as its content can be streamed over broadband networks such as cable and DSL modems and satellite data broadcast. We already have a broadband version of the CD-ROM experience available on launch.com called LAUNCHcity.

  Launch.com

     Launch.com is the place for active music consumers to discover new music and meet other music fans with similar tastes. The music content we produce for launch.com consists of streaming audio of full-length songs, music videos, audio samples, text and photographs. Launch.com enables users to personalize the content they view to focus on music that appeals to them individually. Further, registered members of launch.com can share their tastes and preferences with other members of the community by creating reviews, rating songs, artists and albums and setting up personalized homepages that other members can visit. Launch covers all musical genres other than classical. Some of the key features available on launch.com include the following:

     - music videos;

     - streaming audio;

     - digital downloads;

     - music news updated multiple times per day;

     - artists interviews and feature articles;

     - concert reviews;

     - album reviews;

     - artist biographies, photographs and discographies;

     - album artwork, track listings and song samples;

     - new and upcoming album release information;

     - concert tour information;

     - radio station playlists; and

     - CD and cassette purchasing.

     As more consumers gain faster access to the Internet through broadband distribution systems, we intend to increase the amount of higher-quality audio and video content available on launch.com. Because we have created, and continue to produce, exclusive, high-quality audio and visual content, we believe that Launch will have a strategic advantage in offering broadband music content to our users as broadband distribution systems gain greater consumer acceptance.

     Launch believes a large and active membership base is critical to its success. Membership is free and available to launch.com visitors who disclose their e-mail address, zip code, age and gender, and choose a member name and password to be used throughout the site. Members form launch.com's core audience and are its most valuable users. Launch recognizes the importance of maintaining confidentiality of member information and has established a privacy policy to protect such information.

     Registered members have the ability to enhance their Launch experience through LAUNCHcast. In creating their LAUNCHcast stations, members rate artists, songs and albums according to their preferences. This process provides Launch with confidential, voluntary data based on musical tastes and allows members to enrich their own content experience when interacting with the site. This information also creates a robust community rating base.

     We believe that active music consumers consider musical tastes to be an important part of personal identity. Music is a shared experience and a powerful catalyst for community formation. Our goal is to make each registered member an active participant in the Launch community. Key elements of our community services that are available free to registered users include the following:

     - personal home pages, plus simple tools for customizing the page;

     - ability to mark artists or albums as favorites and display them on your homepage;

     - ability to mark other users as friends, list them on your home page, and display when they, or their friends, are online;

     - chats with artists and other users;

     - instant messaging;

     - internal message boxes; and

     - ability to write and post artist or album reviews both on the page dedicated to the artist/album and on your home page.

     A key benefit of our community is that user-generated content is obtained at minimal cost to us. In addition, we believe that users who have invested considerable amounts of time developing community ties are less likely to switch to another site for music content.

     In November 1999, Launch created OMG and has consolidated selected music sites on the web, offering fans the ability to find many types and genres of music in one location. Through a system of cross-member site marketing and promotions, OMG provides member sites the opportunity to grow their businesses through an expected increase in overall traffic. Within the structure of OMG, Launch purchases the advertising inventory of all participating sites and utilizes Launch's national sales force to sell the aggregated advertising inventory.

  Launch on CD-ROM

     Because fixed media such as CD-ROM do not share the Internet's bandwidth limitations, we can offer rich graphics, CD-quality audio and full-motion video in Launch on CD-ROM. The interface for Launch on CD-ROM is a graphically rich virtual city where users navigate to particular content by visiting different buildings. Various buildings such as "The Hang," housing most music content, and devices such as "The Vibreaker," which contains album reviews, have become consistent, recognized features of Launch's environment. Advertising on the CD-ROM is principally in the form of television commercials, product placements and interactive advertisements. The city environment permits conspicuous yet natural advertising placements. The familiar look of billboards within the city or, for example, candy in a theater concession stand encourages users to click the branded icons to view the advertising. Many of the advertisements pop up in the environment on video billboards. We track how users spend time within the CD-ROM and which advertisements they see. Users voluntarily send this information back to Launch, along with basic demographic information, so that we can provide advertisers with a profile of our audience and which advertisements they saw. Launch offers prizes and other incentives for users who furnish this information.

     Each issue of Launch on CD-ROM includes the following:

     - album reviews with CD-quality song samples, photographs and album artwork;

     - exclusive video performances by popular recording artists;

     - exclusive video interviews with recording artists presented in distinctive three-dimensional environments where users can choose interview topics;

     - direct links to the Internet for downloading additional content, chatting with other users, visiting launch.com or viewing an advertiser's Web site related to an advertisement on the CD-ROM;

     - interactive video interviews with movie actors, directors or producers;

     - video game demonstrations; and

     - television-quality advertisements.

     We published the first issue of Launch on CD-ROM in May 1995, and have distributed it monthly since August 1998. We sell subscriptions to Launch on CD-ROM for $19.95 annually. As of December 1999, total monthly distribution for the CD-ROM was approximately 300,000 units, including 265,000 subscription units. We intend to phase out CD-ROM delivery as more efficient broadband distribution systems achieve more widespread consumer acceptance and enable us to migrate our richest audio and video content to launch.com. LAUNCHcity, a broadband version of the CD-ROM experience, is currently accessible through launch.com.

  Other Distribution Opportunities

     We are committed to maximizing Launch's distribution through all viable distribution systems for digital media. The proliferation of high-speed access to the Internet through cable or DSL modem presents new opportunities to distribute our most compelling content, including personalization and community features, directly to consumers without publishing a CD-ROM. Since March 1999 we have been providing our content under an agreement with Serviceco LLC, doing business as Road Runner. Under this agreement, we provide Road Runner with music related content for its high speed, cable modem service. The content we provide appears on co-branded pages which link back to launch.com. We believe that by leveraging our access to content and video production expertise, Launch will have a strategic advantage in providing true broadband content. In addition, satellite data broadcasting of digital media content downloaded directly to a consumer's hard drive will, when available, allow Launch to deliver customized versions of its rich media content.

CONTENT DEVELOPMENT AND SYNDICATION

     We have developed strong working relationships with most of the major and independent record labels, including those of Sony Music, Warner Music, Universal Music, EMI Music, and BMG, and with many popular artists. Our core editorial team is in regular contact with record labels and with independent publicists who arrange for artists to spend time filming interviews and performances for use in Launch. The Launch editorial team has extensive experience in many facets of music journalism and also uses a diverse group of freelance writers to contribute many of the written features in Launch. Our strategy is to employ core groups of editors, artists, video producers and other content creators on a full time basis and also capitalize on a talented network of freelancers as needed. Although we create most of Launch's content, from time to time we license content from third parties. We entered into licensing agreements with EMI Music Group and Warner Music Group, on a non-exclusive basis, for Internet distribution rights to stream their catalog and new release music videos on demand. These agreements are multi-year and provide selected worldwide rights as well. In addition, on a non-exclusive basis, we have licensed from Sony Music the rights to stream their music videos in pre-programmed music video channels.

     At our headquarters in Santa Monica, California we operate a production stage that doubles as a recording studio. We use this space to film and record many of the artists appearing in Launch. Each session with an artist typically results in content that we can use on both launch.com and Launch on CD-ROM. This allows us to minimize our production costs while providing the artist with the broadest possible exposure.

     Launch has created exclusive video interviews and video performances with a variety of new and established artists across multiple genres, including:

311                           Goo Goo Dolls                 Sarah McLachlan
Tori Amos                     Buddy Guy                     Alanis Morissette
Filter                        Natalie Imbruglia             No Doubt
Ben Folds Five                Chris Isaak                   Smashing Pumpkins
Blues Traveler                Wyclef Jean                   Radiohead
Bush                          Jewel                         R.E.M.
The Cardigans                 B.B. King                     Joshua Redman
Paula Cole                    Korn                          Seal
Sheryl Crow                   Jonny Lang                    Third Eye Blind
Des'ree                       Live                          The Verve Pipe
Everclear                     Matchbox 20                   Counting Crows
The Cure                      Dave Matthews Band            Eminem
Britney Spears                Blink 182                     Smash Mouth
Brian McKnight                Stone Temple Pilots

     Our acquisition and integration of SW Networks, JBTV and National Video Subscriptions, Inc. (NVS) has increased the quantity and expanded the scope of Launch's music content and allowed us to package and syndicate our content to third parties. We provide music news and information in various format-specific genres, such as country, adult contemporary and urban, to radio stations (through SW Networks which was renamed Launch Radio Networks) and to Internet-based companies. Launch's reporting and news gathering infrastructure consists of over 30 full-time staff based at three bureaus located in New York, Los Angeles and Nashville. Launch has significantly increased the number of music videos offered on launch.com by encoding videos from NVS and JBTVs' library and adding them to the site. JBTV produces content for a one-hour cable access and broadcast music video television program. NVS produces and licenses music video programming for third parties. Both JBTV and NVS provide opportunities to syndicate content and enhance the Launch brand through traditional media platforms.

ADVERTISING AND TRANSACTION FEES

     We sell advertising and sponsorships against the cumulative audience viewing content on Launch. We sell advertisements that include placement on launch.com, Launch on CD-ROM and OMG. In addition, Launch receives transaction fees for product sales made through referrals. Specific placement within Launch depends on the particular advertiser's media and creative goals. We negotiate pricing based on the size of the unique audience, the extent of the placement and the length of the agreement. See "Risk Factors -- If we fail to increase the size of our audience, we may not be able to attract advertisers or strategic alliances." Launch's strategy is to focus on large, consumer brand advertisers who seek to reach the active music consumer in a relevant environment. Launch understands that advertisers aiming to reach young consumers making first time brand decisions desire advertising capable of making an emotional connection with the viewer. Launch offers advertisers the opportunity to make such connections with their potential consumers by delivering engaging advertising to a targeted audience or sponsoring a relevant content area. Advertisers derive significant value from targeted users who choose to spend time interacting with the content and the advertisement. Our research indicates that users who view advertisements in Launch tend to remember those advertisements more than advertisements appearing on traditional media. See "Risk
Factors -- Effectiveness and acceptance of digital media for advertising are unproven, which discourages some advertisers from advertising on Launch."

     Launch derives a portion of its advertising revenues from banner advertisements that are prominently displayed at the top of pages throughout launch.com and OMG. Banner advertisements are typically sold based on a cost-per-thousand-impressions (CPM) basis. Targeted banners typically sell for higher CPM's than run-of-site banners. From each banner advertisement, viewers can hyperlink directly to the advertiser's own Web site, thus providing the advertiser the opportunity to directly interact with an interested customer. Advertisers have the opportunity to purchase either run-of-site banners or banners specifically targeted to a subset of Launch members based on zip code, age, gender or musical preference. Launch charges premium advertising rates for any level of targeting. Launch has also begun trial runs of serving audio advertisements within LAUNCHcast.

     Launch has a strategic partnership with Checkout.com to make the Wherehouse Online Stores the exclusive e-commerce provider for pre-recorded CDs and cassettes, videos and video games. Through other partnerships with leading merchants, Launch also intends to offer its users a variety of music-related products such as concert tickets and artist merchandise. In addition, Launch intends to pursue opportunities to sell other lifestyle products relevant to its audience. We believe that aggregating active music consumers and understanding their tastes by leveraging our substantial database of information about our users positions Launch to be a valuable channel for merchants who are focused on the 12 to 34 year old demographic group. In many of these relationships Launch receives a percentage of completed transactions.

     Launch has derived a significant amount of its revenues to date from the sale of advertising. In 1998, advertising sales accounted for 60.6% of our revenues, and in 1999 they accounted for 53.9% of our revenues. Advertising orders are short term and subject to cancellation without penalty until shortly before the advertisement runs. Launch employs a direct sales force of twenty-six professionals, and we intend to increase our staff in 2000. For the year ended December 31, 1999, sales to one advertiser were 13% of revenues. We depend upon a limited number of advertisers in any quarterly period. The loss of a key advertising relationship or the cancellation or deferral of even a limited number of orders could adversely affect our quarterly financial performance. See "Risk Factors -- We depend on a limited number of advertisers, and the loss of a number of these advertisers could adversely affect our operating results." Advertisers in Launch in 1997, 1998 and, or 1999 include the following:

AT&T                          Heinz                         Motorola
Certs                         Hotjobs.com                   Nestle
Citibank                      IBM                           Nintendo
Coca-Cola                     Intel                         Procter & Gamble
Dentyne                       Jack Daniels                  Qualcomm
Discover Card                 Jim Beam                      RCA/Thompson
Dr. Pepper                    Kellogg's                     Sony
eBay                          Lee Jeans                     Toyota
Ford                          Levi's                        Universal Pictures
The GAP                       Mazda                         VH-1
Gateway                       Merck                         Visa
General Motors                Microsoft                     Wrigley's
Gillette                      Miller

CONTENT SYNDICATION

     We generate revenue through content licensing to online and offline sources. We syndicate our music and entertainment news to radio stations in exchange for on-air inventory of radio advertisements or direct cash payments from a small number of radio stations. Launch sells such on-air inventory through Global Media, a third-party advertising agency. We also syndicate this content to various online partners. Through NVS, we produce, license and distribute music video programming for third parties such as retailers, restaurants, hotels, nightclubs, theme parks and airlines.

STRATEGIC ALLIANCES

     Launch pursues strategic relationships to increase audience, build brand recognition and enhance content and distribution opportunities. We currently have strategic relationships in three principal areas: Distribution and Content, Sponsorship and Technology. Our future success depends to a significant extent upon the success of these alliances and the achievement of their strategic objectives.

  Distribution Agreements

     In October 1999, Launch entered into an agreement to become the exclusive music content partner for NetZero, Inc., a leading provider of free internet access and free email to over 3 million registered users in the U.S. As part of the two-year, exclusive music partner agreement, Launch is a featured button on The ZeroPort. The ZeroPort is a compact ad window/navigational tool that provides users with instant speed-dial to sites on the Internet for entertainment, shopping, auction, e-commerce and other services.

     In June 1999, Launch entered into a distribution agreement with Yahoo! Inc. that brings launch.com's music content to Yahoo! Music. Music enthusiasts on Yahoo! can also customize their My Yahoo! page to include "Music News from LAUNCH." All content is featured on co-branded pages with links to launch.com.

     In February 1999, Launch entered into an agreement with Snap! LLC, an Internet search and portal service, to provide Snap! with music content for Snap!'s Project Cyclone, Snap's enhanced, high-speed version of its general Internet search and portal service that focuses on rich media content. All Launch music links and portions of content on Cyclone take the user to either a Launch branded area on Cyclone or to a Launch page.

     In January 1999, Launch entered into further agreements with Snap! LLC pursuant to which Launch provides Snap with links to certain music content. The Launch content headlines can be found on both My Snap (Snap's personalized home page) and on the Snap Entertainment news headlines page. All links take the user to a co-branded Launch page. Either agreement may be terminated by either party upon 30 days notice.

     In January 1999, Launch entered into a strategic relationship with Microsoft pursuant to a promotion agreement that provides, among other things, for Launch to be the primary provider of content for the music category on the MSN Entertainment Channel. This agreement promotes launch.com on the MSN Entertainment Channel and encourages users to visit launch.com. Launch provides music content headlines on MSN which link to launch.com for the full story. Certain pages where Launch provides content are co-branded and Microsoft retains the advertising revenue. Launch pays Microsoft a fee and provides certain promotion on Launch on CD-ROM. The agreement terminates in April 2000 and may be extended by mutual agreement. In addition, launch.com is embedded in Microsoft's Windows Media Player.

     In February 1999, Launch entered into a strategic alliance with AOL pursuant to an interactive services agreement, which provides, among other things, for Launch to be an anchor tenant on the AOL Music Channel and its genre specific sub-channels. Launch has also been assigned specific keywords within the AOL service. Launch pays AOL a fee and AOL guarantees Launch a minimum number of impressions per year. In addition, the contract entitles AOL to a portion of advertising revenues from the transition page between the AOL service and launch.com. The agreement has a 14-month term.

     In July 1999, Launch entered into a distribution agreement with RealNetworks that brings launch.com's video and other music content to a Launch RealChannel. Consumers who express a preference for music content when downloading the RealPlayer G2 will receive the Launch RealChannel automatically. The Launch RealChannel will also be available to existing RealPlayer users through the RealChannels customization page, accessed directly from their RealPlayer G2 and from Realguide. Users of RealPlayer G2 will have the ability to select from these videos available on demand. The agreement has a one year term.

     Launch is the exclusive branded music content provider for the entertainment areas of NBC.com. Launch is also the primary provider of music purchasing services for NBC Interactive Neighborhood. The alliance is designed primarily to provide visitors to NBC.com a more robust entertainment experience and to provide Launch with promotion and traffic for launch.com. NBC retains the rights to publish music content that it owns or controls and to accept sponsorships other than from identified competitors. In addition, the agreement provides that NBC is the exclusive television network to which Launch has the right to provide online music content. As consideration for this agreement, NBC received 392,156 shares of Launch Series D stock in February 1998. The agreement expires in April 2000 and can be extended by mutual consent of the parties.

  Content, Sponsorship and Technology

     In 1999, Launch and Sony Music entered into a sponsorship and content license agreement and a music video license. Under the sponsorship content license, Launch grants to Sony Music a nonexclusive license to the content generated by SW Networks and supplied by Launch to radio stations. In return, Sony Music will pay Launch a quarterly license fee of $50,000. In addition, this license agreement provides that Sony Music and its affiliates will purchase advertising and promotional spots on Web sites or other media properties owned by Launch, in a minimum aggregate amount of $800,000 in the first year of the agreement, $1.3 million in the second year of the agreement and $1.3 million in each additional year of the agreement if renewed. Any advertising or promotional purchases by Sony Music or certain affiliates of Sony Music in excess of such minimum amounts shall be applied towards the next year's minimum commitment. The initial term of this agreement is two years, with extensions of three successive one-year terms at the option of Sony Music.

     The music video license involves the nonexclusive license by Sony Music to Launch of certain music videos for streaming video channels that Sony Music makes generally available to third parties for exhibition. As part of this license, Launch shares advertising, sponsorships and e-commerce revenues generated in connection with Launch's music video content on launch.com. The term of this Agreement is 12 months from the initial viewing of music videos provided by Sony Music on launch.com, but in no event longer than 13 months from the date of the initial execution of the agreement.

     In 1999, we entered into licensing agreements with EMI Music Group and Warner Music Group, on a non-exclusive basis for Internet distribution rights to stream their catalog and new release music videos. These agreements are multi-year and provide selected worldwide rights as well.

     The music videos and audio channels available on launch.com use Microsoft's Windows Media Player technology for displaying content. Launch.com also uses RealNetworks' streaming media technology to stream Launch's extensive music video content.

MARKETING AND BRAND AWARENESS

     Launch employs a variety of methods to increase its audience and build brand recognition and loyalty. We believe that the most effective means of consumer marketing is creating programs that allow a potential user the opportunity to sample the product. As a result, Launch has used various direct marketing techniques, such as the distribution agreements described above for launch.com, and Internet and direct response television advertisements offering no-risk subscriptions to Launch on CD-ROM. A portion of our marketing staff is dedicated to these types of direct marketing programs.

     In addition to direct marketing, certain of our marketing staff focuses on other forms of brand awareness including traditional media advertising such as print, radio and outdoor. Launch also has a dedicated public relations team focused on generating press coverage in both trade and consumer media.

     Launch is developing a half-hour, entertainment show for television. The primary purposes of the show are to build brand awareness for Launch and to drive traffic to our digital media properties. Much of the video production that we create is similar to television production, and we believe that we can effectively leverage our access to content and production resources to create a high-quality television show that increases Launch's audience. As of this date, no television network has agreed to broadcast the television show.

OPERATIONS AND INFRASTRUCTURE

     Launch.com's operating infrastructure has been designed and implemented to support the reliable and swift delivery of millions of page views a day. Key attributes of this infrastructure include scalability, performance and service availability.

     Web pages are generated and delivered, in response to end-users requests, by front-end Web and applications servers, and database servers. Some of Launch's servers run on the Microsoft Windows NT operating system and Microsoft's IIS Web server software. Launch also utilizes Sun Enterprise class servers, which run on Solaris operating system. Launch uses a variety of Web-based applications software to provide the services it offers. These currently include Koz.com, formerly iChat Inc., for real-time chat, NetPerceptions Inc. for collaborative filtering, although originally built on Firefly, Accrue Insight and Vista for Web-traffic measurements, and Microsoft's SQL 7.0 for databases. Launch utilizes DoubleClick's DART technology to deliver its advertisements. Launch is also using Vignette Story Server 4.0, a content managing and publishing system.

     Launch maintains all of its launch.com production servers at the Marina Del Rey, California data center of PSINet. Launch's operations are dependent upon PSINet's ability to protect its systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins and other events. PSINet provides comprehensive facilities management services including human and technical monitoring of all production servers 24 hours per day, seven days per week. PSINet provides the means of connectivity for Launch's servers to end-users via the Internet through multiple DS3 and OC12 connections. These connections link to many different parts of the Internet via a combination of public and private peering agreements. The facility is connected to two independent power grids, has two independent uninterruptible power supplies ("UPS"), which are battery-powered, as well as two independent diesel generators designed to provide power to the UPS systems within seconds of a power outage.

     Launch recently leveraged the technology of iBEAM Broadcasting, Microsoft and Sonic Foundry to bring LAUNCHcast to consumers. The Company utilized the unique architecture of the iBEAM Network, which currently allows quality delivery of 300,000 simultaneous streams to viewers and listeners globally. Microsoft's Windows Media is the exclusive media platform for LAUNCHcast and is invaluable for its high quality audio compression technology. Sonic Foundry Media Services is utilized for their state-of-the-art encoding technologies to encode and digitize audio CD's for launch.com.

     All of Launch's production data are copied to backup tapes each night and stored at a third-party, off-site storage facility. Launch is in the process of developing a comprehensive disaster recovery plan to respond to system failures. Launch keeps all of its production servers behind firewalls for security purposes and does not allow outside access, at the operating systems level, except via special secure channels. Strict password management and physical security measures are followed. Computer Security Response Team alerts are read, and, where appropriate, recommended action is taken to address security risks and vulnerabilities. See "Risk Factors -- We rely upon third parties for our Web site hosting facilities and Internet connectivity. If these systems fail, they could disrupt or delay user traffic, which could impair our business."

     Launch services its subscribers to the CD-ROM through Centrobe, a full service fulfillment company located in Boulder, Colorado. As our fulfillment vendor, Centrobe is responsible for processing orders, generating billings and renewals, processing payment, and providing effective customer service. Centrobe manages the complete database of Launch on CD-ROM subscribers. Centrobe generates detailed fulfillment, customer service, and circulation reports that allow us to effectively analyze our direct marketing efforts.

COMPETITION

     Competition among media companies seeking to attract the active music consumer is intense. Traditional media companies such as television broadcasters, magazine publishers and radio stations are constantly refining their content and strategies to increase their audiences and capture advertising expenditures. Further, the number of Web sites competing for the attention and spending of members, users and advertisers has increased, and we expect it to continue to increase, particularly because there are so few barriers to entry on the Web. We compete for members, users and advertisers with the following types of companies:

     - publishers and distributors of traditional media, such as television, radio and print, including MTV, Clear Channel, CMT, Rolling Stone and Spin, and their Internet affiliates;

     - online services or Web sites targeted at music consumers, such as mp3.com, Artistdirect, MTVi, emusic.com and musicmaker.com;

     - Web retrieval and other Web "portal" companies, such as Excite@Home, Inc., Infoseek Corporation, Lycos, Inc. and Yahoo! Inc.; and

     - online music retailers, such as CDNow and Amazon.com.

     Launch believes that the primary competitive factors in creating a music destination that attracts a large audience composed of our target demographic group are the following:

     - quality and diversity of content;

     - ability to personalize content;

     - community experience; and

     - brand awareness.

     Increased competition could result in advertising price reductions, reduced margins or loss of market share, any of which could adversely affect our business. Because we compete for advertisers with traditional advertising media, our business could suffer if advertisers do not view digital media as effective for advertising. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including the following:

     - larger technical, production and editorial staffs;

     - greater name recognition;

     - better access to content;

     - more established Internet presence;

     - larger customer bases; and

     - substantially greater financial, marketing, technical and other resources.

     If we fail to compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business could be adversely affected.

GOVERNMENTAL REGULATION

     Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. Although our transmissions originate in California, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising.

     The growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Furthermore, the Federal Trade Commission has recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. In the event the Federal Trade Commission or other governmental authorities adopt or modify laws or regulations relating to the Internet, our business, results of operations and financial condition could be adversely affected. See "Risk Factors -- Governmental regulation of the Web related to communication, commerce and other issues may limit the growth of our business and decrease our market opportunity."

     Launch does not collect sales or other taxes in respect of goods sold to users on launch.com. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies, such as Launch, which engage in or facilitate online commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. Moreover, if any state or foreign country were to successfully assert that Launch should collect sales or other taxes on the exchange of merchandise on its system, our results of operations could be adversely affected.

     Legislation limiting the ability of states to impose taxes on Internet-based transactions has been proposed in the U.S. Congress. We cannot assure you that this legislation will ultimately become law or that the tax moratorium in the final version of this legislation will be ongoing. Failure to enact or renew this legislation, once enacted, could allow various states to impose taxes on Internet-based commerce, which could adversely affect our business. See "Risk Factors -- Imposition of sales and other taxes on e-commerce transactions may impair our ability to derive financial benefits from e-commerce."

INTELLECTUAL PROPERTY

     The music and music videos featured in Launch are copyrighted works of third parties, including record labels, artists and songwriters. Each piece of music or music video content may have multiple copyright owners, some with rights in the sound recording, covering the particular performance, others with rights in the musical composition, covering the lyrics and music, and in the case of music videos, others with rights to the visual content. Launch has different licensing arrangements with these parties depending on how the song or music video is used by Launch and the length of the part of the song included. In certain cases, we use content without a license because we do not believe a license is required; however, the laws in this area are uncertain. Our arrangements range from formal contracts to informal agreements based on the promotional nature of the content. In some cases, Launch pays a fee to the licensor for use of the music or music video and in other cases the use is free. Launch also uses other content, including images that are copyrighted works of others. We rely on our positive working relationships with copyright owners to obtain licenses on favorable terms. Any changes in the nature or terms of these arrangements, including any requirement for Launch to pay significant fees for the use of the content, could have a negative impact on the availability of content or our business.

     Copyrighted material that Launch develops internally, as well as trademarks relating to the Launch brand and other proprietary rights are important to our success and our competitive position. We seek to protect our copyrights, trademarks and other proprietary rights, but these actions may be inadequate. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our proprietary information. We cannot assure you that the steps we have taken will prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. If third parties were to use or otherwise misappropriate our copyrighted materials, trademarks or other proprietary rights without our consent or approval, our competitive position could be harmed, or we could become involved in litigation to enforce our rights. It is also possible that we could become subject to infringement actions based upon the content licensed from third parties. Any such claims or disputes could subject us to costly litigation and the diversion of our financial resources and technical and management personnel. Further, if our efforts to enforce our intellectual property rights are unsuccessful or if claims by third parties against Launch are successful, we may be required to change our trademarks, alter the content and pay financial damages. We cannot assure you that such changes of trademarks, alteration of content or payment of financial damages will not adversely affect our business. See "Risk
Factors -- We depend upon licensed music content that may not continue to be available on reasonable terms."

EMPLOYEES

     As of December 31, 1999, Launch had 209 full-time employees. Our future performance depends in significant part on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, Launch also employs independent contractors to support our research and development, marketing, sales and support and administrative organizations. None of Launch's employees is represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS

                 NAME                   AGE                   POSITION
                 ----                   ---                   --------
David B. Goldberg.....................  32     Chairman of the Board of Directors and
                                               Chief Executive Officer
Robert D. Roback......................  32     President and Director
Jeffrey M. Mickeal....................  39     Chief Financial Officer and Secretary
James E. Hughes.......................  42     Senior Vice President, General
                                               Manager, launch.com
Spencer A. McClung, Jr................  33     Senior Vice President, Advertising and
                                               Business Development

     David B. Goldberg has served as Launch's chairman of the board and chief executive officer since he co-founded Launch in February 1994. Prior to that time, from October 1991 to December 1993, Mr. Goldberg was director of marketing strategy and new business development at Capitol Records, a major record label in Hollywood, California. Mr. Goldberg was a consultant at Bain & Co., a major strategy consulting firm, from September 1989 to September 1991. Mr. Goldberg is a member of the National Academy of Recording Arts and Sciences. Mr. Goldberg holds an A.B. in history and government from Harvard University.

     Robert D. Roback has served as Launch's president and a director since he co-founded Launch in February 1994. Prior to that time, from October 1992 to February 1994, Mr. Roback was a securities attorney at Mayer, Brown & Platt, a major international law firm in Chicago, Illinois. Mr. Roback holds a B.S. in economics from The Wharton School of the University of Pennsylvania and is a graduate of the University of Minnesota Law School.

     Jeffrey M. Mickeal has served as Launch's chief financial officer and secretary since April 1995. Prior to that time, from September 1982 to March 1995, Mr. Mickeal was a senior manager at PricewaterhouseCoopers LLP in Los Angeles, California in their entrepreneurial advisory services group. Mr. Mickeal holds a B.A. in business/economics from the University of California, Santa Barbara and is a Certified Public Accountant.

     James E. Hughes has served as Launch's senior vice president and general manager, launch.com since July 1998. From its creation in April 1996 until July 1998, Mr. Hughes was vice president of marketing and creative development of E! Online, LLC, an Internet entertainment company. Mr. Hughes was one of the founders of the CNET/E! Entertainment Television joint venture. From 1992 until April 1996, Mr. Hughes was employed by E! Entertainment Television, first as a writer/producer in the programming department, then as manager, news projects, and finally as director, promotions, in the marketing department. From 1986 until 1991, Mr. Hughes served as media communications consultant at Aetna Life & Casualty in Hartford, Connecticut. Mr. Hughes holds a B.S. from Southern Connecticut State University.

     Spencer A. McClung, Jr. has served as Launch's senior vice president, advertising and business development, since July 1997. From July 1996 to June 1997, he served as Launch's senior vice president, marketing. From January 1996 to July 1996, Mr. McClung served as Launch's vice president, marketing. From July 1995, when he joined Launch, to January 1996, he served as Launch's senior director, marketing. From July 1991 to July 1993, he served as a senior financial analyst at the Walt Disney Company. From June 1989 to July 1991, he served as a financial analyst at Trammell Crow Ventures, a real estate development company. Mr. McClung holds a B.A. from Texas A&M University and an MBA from Harvard Business School.

ITEM 2. FACILITIES

     Our principal administrative, sales, marketing and production facilities are located at our headquarters, which consists of three buildings and approximately 43,000 square feet of office and studio production space in Santa Monica, California. Our leases for the Santa Monica facilities provide for rental payments of approximately $812,000 per year and expire from June 2003 through February 2005. We have the option to renew our main production facility sublease for one additional four year period. We also lease office space in

New York City for use as an East Coast production, sales and marketing office. Effective July 2000, our New York operations will be moved to a new 12,000 square foot facility in New York City. This new lease provides for rental payments of $240,000 per year and expires in June 2008. We believe that our current facilities will be adequate to meet our needs for the foreseeable future. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, Launch may be involved in litigation relating to claims arising out of its operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET PRICES FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the NASDAQ National Market under the symbol "LAUN" since April 23, 1999. The following table sets forth for the year ended December 31, 1999 the range of high and low closing prices per share of Common Stock, as reported by the NASDAQ National Market:

                                                Q1       Q2         Q3         Q4
                                                ---    -------    -------    -------
Closing Price
  Low.........................................  N/A    $15.500    $10.500    $10.500
  High........................................  N/A    $29.125    $18.500    $19.750

     On February 29, 2000, there were 1,218 holders of record of our Common
Stock.

CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the IPO, a total of 3,500,000 shares of common stock were sold at a price of $22 per share. On May 19, 1999, the underwriters exercised their over-allotment to purchase an additional 510,000 shares of common stock. The net proceeds to Launch after deducting underwriting discounts and commissions and offering expenses, were $80.9 million. Our use of proceeds through December 31, 1999 conformed to the intended use of proceeds described in our prospectus relating to the IPO. From the date of the IPO through December 31, 1999, Launch has spent $18.1 million of the net proceeds on sales and marketing, $8.8 million of the net proceeds on content and product development expenses, $3.5 million on general and administrative expenses, $3.2 million on capital expenditures and $500,000 on acquisitions. The balance of the net proceeds of the IPO have been invested in investment grade, interest bearing securities.

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

     In addition, in connection with the IPO, the Company effected a one-for-five reverse stock split. All share and per share information in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of this reverse stock split.

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. Launch currently intends to retain future earnings, if any, to fund the development and growth of its business.

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of February 29, 2000, was approximately $232,940,000 based on the $18.25 closing price for the Common Stock on The NASDAQ National Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant. The number of shares of Common Stock of the registrant outstanding as of February 29, 2000 was 13,496,373.

SALES OF UNREGISTERED SECURITIES DURING THE YEAR ENDED DECEMBER 31, 1999

     During the year ended December 31, 1999, the Company issued and sold the following securities without registration under the Securities Act:

     On February 28, 1999, the Company acquired all the partnership interests of AreohveeOnline Partnership, dba Musicvideos.com. Musicvideos.com is a provider of music videos over the Internet. The total purchase price of approximately $9.3 million was comprised of 875,556 shares of the Company's common stock with an estimated fair value of approximately $8.9 million, and a cash payment of approximately $300,000.

     On April 22, 1999, the Company acquired all the outstanding shares of SW Networks Inc. SW Networks is a provider of entertainment information/news content to radio stations and Internet-based entertainment companies. The purchase agreement relating to this acquisition required that the Company pay Sony Music a stated consideration of $12.0 million in shares of the Company's common stock. For purposes of the agreement, the shares issued to Sony Music were valued at 80% of the initial public offering price. Accordingly, the Company issued 681,818 shares of common stock to Sony Music. For accounting purposes, the Company valued such shares to be equal to the initial public offering price less 5% due to the restrictions on resale. Accordingly, the Company, for accounting purposes, has estimated the purchase price of SW Networks to be $14.3 million.

     In addition, during 1999 the Company acquired a company and the net assets of another company. The total combined purchase price of approximately $3.1 million was comprised of 123,191 shares of the Company's common stock and cash payments of approximately $800,000.

     No underwriter was involved in any of the above sales of securities. All of the above securities were issued in reliance upon the exemption set forth in
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") on the basis that they were issued under circumstances not involving a public offering, or, in the case of certain options and warrants to purchase Common Stock, Rule 701 of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected historical consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report and has been derived from the consolidated financial statements of Launch, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999 are included elsewhere in this report.

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                  1995      1996      1997       1998       1999
                                                 -------   -------   -------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Advertising..................................  $   720   $   837   $ 1,859   $  3,038   $  8,958
  Content licensing............................       --        --        --         --      5,442
  Subscription and other.......................      400       538     1,278      1,976      2,226
                                                 -------   -------   -------   --------   --------
          Total net revenues...................    1,120     1,375     3,137      5,014     16,626
Operating expenses:
  Cost of revenues.............................      373       812     1,735      3,185      3,493
  Sales and marketing..........................    1,593     3,189     4,225      9,011     24,234
  Content and product development..............      330     1,006     2,454      4,407     11,029
  General and administrative...................      787     1,021     1,255      1,893      4,416
  Depreciation and amortization................       72       115       144        322      7,971
  Cost of warrants issued......................       --        --        --         --      4,964
                                                 -------   -------   -------   --------   --------
Loss from operations...........................   (2,035)   (4,768)   (6,676)   (13,804)   (39,481)
Interest income (expense), net.................      (16)      167       (14)       389      1,988
                                                 -------   -------   -------   --------   --------
Loss before provision for income taxes.........   (2,051)   (4,601)   (6,690)   (13,415)   (37,493)
Provision for income taxes.....................       (1)       (2)       (3)        (4)       (12)
                                                 -------   -------   -------   --------   --------
Net loss.......................................   (2,052)   (4,603)   (6,693)   (13,419)   (37,505)
Accretion of mandatory redeemable convertible
  preferred stock..............................       --      (456)     (608)    (1,851)      (766)
                                                 -------   -------   -------   --------   --------
Net loss attributable to common stockholders...  $(2,052)  $(5,059)  $(7,301)  $(15,270)  $(38,271)
                                                 =======   =======   =======   ========   ========
Basic and diluted net loss per share...........  $ (2.38)  $ (5.50)  $ (7.89)  $ (16.35)  $  (4.15)
                                                 =======   =======   =======   ========   ========
Weighted average shares outstanding used in
  basic and diluted per share calculation......      862       920       925        934      9,218
                                                 =======   =======   =======   ========   ========

                                                                   DECEMBER 31,
                                                --------------------------------------------------
                                                 1995      1996       1997       1998       1999
                                                -------   -------   --------   --------   --------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
     investments..............................  $    78   $   808   $    644   $  6,728   $ 55,886
  Working capital (deficit)...................     (141)    3,038     (3,724)     4,366     56,985
  Total assets................................      932     4,784      1,790     13,164     94,218
  Long-term obligations, net of current
     portion..................................       32        58         77        639        999
  Mandatory redeemable convertible preferred
     stock....................................    2,403    10,458     11,065     36,707         --
  Total stockholders' equity (deficit)........   (2,053)   (7,006)   (14,186)   (27,826)    86,041

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Launch's financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Launch's actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Risk Factors," "Business" and elsewhere in this 10-K.

OVERVIEW

     Launch is a media company that offers a compelling online music discovery experience for consumers and provides a valuable marketing platform for record labels, artists, advertisers and merchants. We create engaging music content focused on both new and established artists, spanning almost all musical genres. We currently deliver our content on the Internet at www.launch.com and on the monthly Launch on CD-ROM. As broadband access to the Internet achieves greater consumer acceptance and enables us to add our richest audio and video content to launch.com, we intend to phase out delivery of Launch on CD-ROM. We also reach music consumers through the Online Music Group (OMG), a consolidation of music sites on the web designed to increase traffic for launch.com and other OMG member sites.

     Launch commenced operations in February 1994 as 2Way Media, Inc. and changed our name to Launch Media, Inc. in March 1998. As of December 31, 1999, launch.com had approximately 2.8 million registered users. Double Click, Inc., our third-party ad server, reported that, in December 1999, Launch reached approximately 4.7 million unique visitors. A unique visitor is defined as an unduplicated web site user within a given time period. As of December 1999, Launch on CD-ROM had approximately 265,000 subscribers. In December 1999, we also streamed more than 2 million music videos on launch.com.

     Launch has incurred significant net losses and negative cash flows from operations since its inception, and as of December 31, 1999, had an accumulated deficit of approximately $65.1 million. Launch intends to continue to make significant financial investments in marketing and promotions, content development, technology and infrastructure development. As a result, we believe that we will incur operating losses and negative cash flows from operations for the foreseeable future, and that such losses and negative cash flows will increase for at least the next year.

     To date, Launch's revenues have been derived primarily from the sale of advertising, including sponsorships, content licensing, and to a lesser extent, from annual subscriptions relating to Launch on CD-ROM. Launch derives revenue from advertising sales against the total audience viewing content on both launch.com and Launch on CD-ROM. Launch expects that future growth, if any, in advertising revenue will largely depend upon increasing the launch.com audience.

     Advertising revenues for sponsorships across the Launch media properties are recognized ratably over the sponsorship term, which is typically one month. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears. With respect to launch.com, revenues from advertisements are recognized ratably in the period in which the advertisement is displayed, provided that no significant Launch obligations remain.

     Content licensing primarily relates to the Launch Radio Networks' content syndication. Launch obtains on-air radio advertising inventory in exchange for music and entertainment news content. Launch sells this inventory for cash and recognizes revenue when the radio stations broadcast the advertisement. Other content licensing revenues includes online and additional offline opportunities.

     We derive subscription revenues from annual subscription fees for Launch on CD-ROM. Advance payments for Launch on CD-ROM subscriptions are recorded as deferred revenue and recognized as revenue ratably over the term of the subscription.

     Advertising revenues also include barter revenues, which represent an exchange by Launch of advertising space on Launch on CD-ROM for advertising space on other Web sites. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the advertisements received or delivered based on advertising rates currently in effect. Barter revenues are recognized when the advertisements are run on the Launch media properties. Barter expenses are recognized when Launch's advertisements are run on the reciprocal Web sites or other advertising medium, which is typically in the same period as when the advertisements are run on the Launch media properties. Although we believe these barter transactions have been important in the marketing of the Launch brand, we expect these transactions will decrease as a percentage of total net revenues in the future. In 1999, revenues recognized from barter transactions represented 7.3% of total revenues.

     We have entered into various license arrangements, strategic alliances and business acquisitions in order to build our audience, provide music-specific content, generate additional online traffic, increase subscriptions and memberships and establish additional sources of revenue. These acquisitions, arrangements and alliances have resulted in a variety of non-cash charges that will affect our operating results over the next several fiscal periods. The Company has made four acquisitions during 1999 resulting in intangible assets of $24.6. These intangible assets are being amortized over estimated useful lives of 12 to 60 months.

SIGNIFICANT EVENTS

  Initial Public Offering

     On April 23, 1999, Launch effected an initial public offering (IPO) of 3,500,000 shares of its common stock at a price of $22 per share. On May 19, 1999, the underwriters exercised their over-allotment to purchase an additional 510,000 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, were $80.9 million.

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

     The total purchase price of approximately $9.4 million is comprised of 875,556 shares of the Company's common stock with an estimated fair value at issuance of approximately $8.9 million, a cash payment of approximately $300,000 and assumed liabilities and transaction costs of approximately $200,000. The excess purchase price over net tangible assets acquired was approximately $9.2 million and is being amortized over an average useful life of 36 months.

  Launch Radio Networks (formerly SW Networks, Inc.)

     On April 28, 1999, concurrently with its IPO, Launch acquired all of the outstanding shares of SW Networks (renamed Launch Radio Networks) an entertainment information/news content provider to radio stations and Internet-based entertainment companies. The Company paid Sony Music Entertainment, Inc., the sole stockholder of Launch Radio Networks, $12.0 million in shares of the Company's common stock. In accordance with the purchase agreement the shares issued to Sony Music were valued at 80% of the IPO price. Accordingly, the Company issued 681,818 shares of common stock to Sony Music at an effective discount of 20% from the initial public offering price. Sony Music has the right to require registration of such shares beginning September 28, 1999. Absent registration, Sony Music must hold such shares for a minimum of one year from April 28, 1999. For accounting purposes, the Company computed the per share value to equal the IPO price less 5%, due to the restrictions on resale or $20.90 per share. Accordingly, for accounting purposes, the Company recorded the purchase price of Launch Radio Networks as $14.3 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The excess purchase price over net tangible assets acquired was approximately $12.7 million and is being amortized over an average useful life of 4 years.

  EMI

     On December 2, 1999, Launch and EMI Recorded Music signed an agreement granting Launch the first nonexclusive worldwide license to stream music videos from EMI's video library over the Internet. In connection with the deal, EMI is being paid a license fee for the streaming of its videos and has received a small equity stake in Launch. With this agreement, Launch has the right to stream online music video selections from EMI labels, including Capitol Records, Virgin, Astralwerks, Priority, Angel and Blue Note on the launch.com website.

  Warner Music Group

     Signed in December 1999, Launch received the first nonexclusive Internet video licensing deal from the Warner Music Group (WMG) to stream catalog and new release music videos from WMG artists on launch.com. As part of the non-exclusive multi-year deal, WMG is being paid a license fee based on advertising revenues received for the streaming of its videos and has received a small equity stake in Launch.

  NVS

     On December 24, 2000, Launch acquired NVS, a company that produces and licenses music video programming for third parties such as retailers, restaurants, hotels, nightclubs, theme parks and airlines. NVS currently creates video compilations viewed by millions of consumers each year. NVS maintains a video library of over 24,000 music videos, with more videos added to the library monthly. NVS produces programs representing a broad variety of music genres including Top 40, Alternative, Modern Rock, Urban, Hip Hop, Jazz, Blues, Country, Pop, Dance and Latin music. Launch has re-branded NVS as a Launch property and the video programs will then serve as a method of building the Launch brand in the offline marketplace, driving people to launch.com.

  Tourdates.com

     On January 18, 2000 Launch acquired the Atlanta based Tourdates.com, the premier online guide to local and national concert information. The predominantly stock transaction was valued at approximately $11.6 million. Tourdates.com gathers this information from a network of 10,000 bands, leading concert agencies and promoters and more than 80 field representatives based in 56 U.S. cities, Canada and other international locations such as London and Warsaw. In addition, Tourdates.com's approximately 85,000 registered users will become part of launch.com's member community. Launch plans to include geographically targeted tour information in its weekly emails to all launch.com members.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations for Launch expressed as a percentage of net revenues:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1998      1999
                                                           ------    ------    ------
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Advertising............................................    59.3%     60.6%     53.9%
  Content licensing......................................      --%       --%     32.7%
  Subscription and other.................................    40.7%     39.4%     13.4%
                                                           ------    ------    ------
          Total net revenues.............................   100.0%    100.0%    100.0%
Operating expenses:
  Cost of revenues.......................................    55.3%     63.5%     21.0%
  Sales and marketing....................................   134.7%    179.7%    145.8%
  Content and product development........................    78.2%     87.9%     66.3%
  General and administrative.............................    40.0%     37.8%     26.6%
  Depreciation, amortization and cost of warrants........     4.6%      6.4%     77.8%
                                                           ------    ------    ------
Loss from operations.....................................  (212.8)%  (275.3)%  (237.5)%
Interest income (expense), net...........................    (0.4)%     7.8%     12.0%
                                                           ------    ------    ------
Loss before provision for income taxes...................  (213.2)%  (267.5)%  (225.5)%
Provision for income taxes...............................    (0.1)%    (0.1)%    (0.1)%
                                                           ------    ------    ------
Net loss.................................................  (213.3)%  (267.6)%  (225.6)%
                                                           ======    ======    ======

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

  Total Net Revenues

     Total net revenues increased 232% from $5.0 million in 1998 to $16.6 million in 1999. The increase in net revenues was primarily attributable to an increase in advertising revenues and content licensing.

     Advertising Revenues. Advertising revenues increased 200% from $3.0 million, or 60.6% of total net revenues in 1998, to $9.0 million, or 53.9% of total net revenues in 1999. The increase in advertising revenue can be attributed to an increased number of advertisers and sponsors on Launch's media properties and revenue from Sony and Intel's advertising sponsorships. Launch added 44 new advertisers in the quarter ended December 31, 1999, bringing the total to 137 unique advertisers for 1999. Throughout 1999, Launch continued to expand its advertising sales force, in particular focusing its sales efforts on sponsorships or advertisements that covered all of Launch's media properties. The inventory of impressions available on our web site increased, as a result of the fourth quarter growth of Online Music Group. Launch expects advertising revenue to continue to represent a significant portion of its total net revenues for the foreseeable future. Included in advertising revenues are revenues recognized from barter transactions of $1.2 million for the year ended December 31, 1999, compared to $1.3 million for the year ended December 31, 1998.

     Content Licensing. Content licensing revenues for the year ended December 31, 1999 were $5.4 million, or 32.7% of total net revenues. Content licensing revenue is primarily generated from Launch Radio Networks (LRN) by providing news and information to radio stations in exchange for advertising radio spots. These radio spots are sold through a third-party advertising agency and recognized as revenue when the radio station broadcasts the advertisement. Content licensing revenues in prior years were immaterial and were captured in subscriptions and other revenues. Content licensing revenues from LRN depend on both the number of music and music related spots we are able to create and on the radio market's demand for news and information. While LRN revenue comprises the majority of our content licensing, we expect LRN revenues to decrease as a percentage of total content licensing as we continue to expand our content syndication.

     Subscriptions and Other Revenues. Subscriptions and other revenues increased 10% from $2.0 million, or 39.4% of total net revenues in 1998 to $2.2 million, or 13.4% of total net revenues in 1999. Of the total $2.2 million in 1999, $1.1 million, or 6.8% of total net revenues, were generated from subscriptions and $650,000 related to a development agreement with Intel. Subscription revenue was $1.5 million in 1998. The decline in subscription revenue can be attributed to Launch's intent to phase out Launch on CD-ROM, as more efficient broadband distribution systems achieve widespread consumer acceptance. As a result, Launch anticipates that subscription revenues from Launch on CD-ROM will continue to decline substantially over time. At December 31, 1999, Launch had deferred revenues of $1,197,000 consisting primarily of prepaid advertising on Launch's media properties.

  Operating Expenses

     Cost of Revenues. Cost of revenues consist primarily of CD-ROM manufacturing and packaging costs and CD-ROM subscription distribution costs. In addition, costs associated with acquiring advertising inventory related to Launch's Online Music Group (OMG) are recorded as cost of revenues. Cost of revenue increased 9% from $3.2 million, or 63.5% of total net revenues in 1998, to $3.5 million or 21% of total net revenues in 1999. The increase in cost of revenues can be attributed to the production and distribution of 11 issues of Launch on CD-ROM versus 8 issues during 1998. We expect cost of revenues as a percentage of total net revenues to decrease as Launch on CD-ROM is phased out. However, costs associated with OMG will increase as OMG revenues increase, resulting in potential increases in absolute dollars.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of customer acquisition and marketing costs, promotional costs and the cost of the direct marketing and advertising sales force. Sales and marketing expenses increased 169% from $9.0 million, or 179.7% of total net revenues in 1998 to $24.2 million, or 145.8% of total net revenues in 1999. The increase in sales and marketing expenses occurred primarily due to the cost of acquiring new registered users on launch.com, including distribution agreements and promotions, advertising for Launch on other web sites, the hiring of additional sales and marketing personnel and increased sponsorships of music events. In addition, we undertook a significant outdoor advertising campaign beginning in August 1999 in order to promote the Launch brand and increase the audience on Launch's media properties. We expect sales and marketing expenses to increase as we pursue additional marketing campaigns and enter into new distribution agreements to increase the audience on launch.com, expand marketing of the Launch brand and hire additional sales and marketing personnel.

     Content and Product Development Expenses. Content and product development expenses consist of editorial, which includes video production and editorial writers, art production and software, technology and Web development costs. Content and product development also includes expenses associated with site hosting and rich media serving. Content and product development expenses increased 150% from $4.4 million, or 87.9% of total net revenues in 1999 to $11.0 million, or 66.3% of total net revenues in 1999. Content and product development expenses increased due to costs of further development and enhancement of the launch.com Web site, including product development costs, significant additions to personnel, and software license costs. We believe that significant investments in content and product development are required to remain competitive and to retain our registered users. Therefore, we expect that content and product development expenses will continue to increase in absolute dollars, although decreasing as a percentage of total net revenues, for the foreseeable future.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance and accounting, human resources, legal, facilities and fees for professional services. General and administrative expenses increased 132% from $1.9 million, or 37.8% of total net revenues in 1998, to $4.4 million, or 26.6% of total net revenues in 1999. The increase in general and administrative expenses for the year ended December 31, 1999 was primarily attributable to salary and related expenses for additional personnel and increased facilities costs. Launch anticipates hiring additional personnel, expanding facilities and incurring additional costs related to being a public company, including costs related to investor relations programs and professional services fees. Accordingly Launch anticipates that general and administrative expenses will continue to increase in absolute dollars, but decrease as a percentage of total net revenue.

  Depreciation, Amortization and Cost of Warrants

     Depreciation and amortization was $8.0 million for the year ended December 31, 1999 as compared to $0.3 million for the year ended December 31, 1998. Launch's depreciation and amortization expenses primarily consisted of amortization of excess purchase prices over net tangible assets acquired arising from its acquisitions in 1999 of Musicvideos.com and SW Networks. Also included in depreciation and amortization are costs associated with purchases of equipment and facility enhancement. We expect depreciation and amortization to increase as we acquire additional companies and invest in technology and facility assets.

     In the fourth quarter of 1999, the Company issued fully vested, nonforfeitable warrants to purchase 402,000 shares of common stock at an exercise price of $11.97 to $18.35 per share to two major record labels for nonexclusive Internet music video distribution rights to stream catalog and new release music videos. Because the warrants are fully vested, are not subject to forfeiture and do not require any minimum performance requirements, the Company recognized approximately $5.0 million of expense based upon the fair value of the warrants on the date issued, which is included in depreciation, amortization and cost of warrants in the accompanying statement of operations and comprehensive loss.

  Interest Income (Expense), Net

     Interest income (expense), net consists of interest earned on cash and cash equivalents and short-term investments, offset by interest expense on borrowings. Net interest income increased from $389,000 in 1998 to $2.0 million in 1999. The increase in net interest income in 1999 is a result of investing net proceeds from the Company's IPO.

  Income Taxes

     Launch's income taxes consist of minimum state franchise taxes. At December 31, 1999 Launch had approximately $58.1 million and $29.1 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. Launch's federal and state net operating loss carryforwards expire beginning in 2009 and 1999, respectively. Due to the change in Launch's ownership interests in connection with the IPO and prior private placements, future utilization of the net operating loss carryforwards may be subject to certain annual limitations.

  Preferred Stock and Accretion

     As a result of the Initial Public Offering, all 5,918,230 shares of preferred stock were converted to common stock, on a share for share basis. All series of preferred stock were redeemable, at the option of the holders, beginning on February 27, 2003. The shares were redeemable at the original issuance price plus 6% per annum from February 27, 1998 through the redemption date for Series A, B, and D stock and from March 29, 1996 through the redemption date for Series C stock. The carrying amount of the preferred stock was being increased by periodic accretions so that the amount reflected in the balance sheet would equal the mandatory redemption amount at the redemption date. Accretions were $608,000, $1.9 million and $766,000 in 1997, 1998 and 1999 respectively. The carrying amount of the preferred stock was $0 at December 31, 1999.

  Unearned Compensation

     In connection with the grant of stock options to employees in 1998, Launch recorded unearned compensation of $1.4 million representing the difference between the deemed value of Launch's common stock for accounting purposes and the exercise price of such options at the date of grant. Such amount, net of amortization, is presented as a reduction of stockholders' equity and amortized over the four-year vesting period of the options. Amortization of unearned compensation was $193,000 and $443,000 in 1998 and 1999 respectively.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

  Total Net Revenues

     Total net revenues increased 61% from $3.1 million in 1997 to $5.0 million in 1998. The increase in total net revenues was primarily attributable to an increase in advertising and subscription revenues. In addition, in 1998, we distributed two additional issues of Launch on CD-ROM in connection with the transition from bi-monthly to monthly distribution.

     Advertising Revenues. Advertising revenues increased 58% from $1.9 million, or 59.3% of total net revenues, in 1997 to $3.0 million, or 60.6% of total net revenues, in 1998. Advertising revenues increased in 1998 due to an increase in the number of advertisers and number of advertisements sold. An additional issue of Launch on CD-ROM also contributed to the increased revenue. Included in advertising revenues were revenues recognized from barter transactions of $903,000 in 1997 and $1.3 million in 1998.

     Subscription and Other Revenue. Subscription and other revenues increased from $1.3 million, or 40.7% of total net revenues, in 1997 to $2.0 million, or 39.4% of total net revenues, in 1998. Subscription revenues increased in 1998 due to an increase in the paid subscription base for Launch on CD-ROM. Other revenue increased 7% from $480,000, or 15.3. % of total net revenues, in 1997 to $513,000, or 10.2% of total net revenues, in 1998. Merchandise and other revenues increased in 1998 due primarily to $269,000 earned under a nonrecurring development agreement with Intel. The total amount to be paid to Launch under the Intel agreement is $1.0 million. The development efforts under this agreement are expected to be completed in 1999. Excluding this development agreement, other revenues were $244,000 in 1998, reflecting a 49% decrease from 1997 primarily related to a decrease in single copy retail sales of Launch on CD-ROM. This decrease was due to Launch's efforts to build circulation of Launch on CD-ROM through subscriptions rather than single copy retail sales and to a reduction in the retail sales price. At December 31, 1998, Launch had deferred revenues of $482,000 consisting primarily of prepaid subscriptions for Launch on CD-ROM.

  Operating Expenses

     Cost of Revenues. Cost of revenues increased 88% from $1.7 million, or 55.3% of net revenues, in 1997 to $3.2 million, or 63.5% of total net revenues, in 1998. As a percentage of total net revenues, cost of revenues increased in 1998 due primarily to a one-time distribution of Launch on CD-ROM. One million copies of a customized issue of Launch on CD-ROM were distributed to college students in August 1998.

     Sales and Marketing Expenses. Sales and marketing expenses increased 114% from $4.2 million, or 134.7% of total net revenues, in 1997 to $9.0 million, or 179.7% of total net revenues, in 1998. As a percentage of total net revenues, sales and marketing expenses increased in 1998 due to the cost of acquiring new subscribers, the hiring of additional sales and marketing personnel, increased marketing to promote the Launch brand and amortization of approximately $1.2 million of a $3.0 million non-cash deferred charge resulting from the issuance of series D stock as consideration for a strategic alliance with NBC.

     Content and Product Development Expenses. Content and product development expenses increased 76% from $2.5 million, or 78.2% of total net revenues, in 1997 to $4.4 million, or 87.9% of total net revenues in 1998. Content and product development expenses increased in 1998 due to the costs of developing and enhancing the launch.com Web site.

     General and Administrative Expenses. General and administrative expenses increased 58% from $1.2 million, or 40.0% of total net revenues, in 1997 to $1.9 million, or 37.8% of total net revenues in 1998. The increase in general and administrative expenses in 1999 was due to an increase in the number of administrative personnel necessary to support the growth of Launch's operations and related facility costs.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 124% from $144,000, or 4.6% of net revenues, in 1997 to $322,000, or 6.4% of net revenues in 1998.

  Interest Income (Expense), Net

     Net interest expense was $14,000 in 1997, and net interest income was $389,000 in 1998. The increase in net interest income in 1998 was the result of interest earned on the net proceeds from Launch's sales of Series D stock in February and May of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, Launch has financed its operations primarily through a public issuance of common stock, private placements of preferred stock and, to a lesser extent, from the revenues generated by operations. As of December 31, 1999, Launch had approximately $59.0 million in cash and cash equivalents and short-term investments.

     Net cash used in operating activities increased to $24.6 million for the year ended December 31, 1999, from $10.8 million for 1998. The increase in net cash used in operating activities is substantially attributable to the costs associated with the growth of Launch's media business.

     Net cash used in investing activities was $58.3 million for the year ended December 31, 1999, as compared to $6.9 million for 1998. The increase in net cash used in investing activities resulted primarily from the significant purchase of securities which took place during 1999 as a result of investing cash raised in our IPO. This cash is predominantly invested in instruments that are highly liquid, are high quality investment grade, and have maturities of less than one year with the intent to make such funds readily available for operating purposes.

     Net cash provided by financing activities increased to $82.0 million for the year ended December 31, 1999, from $18.8 million for 1998, due principally to the proceeds from the sale of common stock through our IPO in 1999.

     Launch has a revolving capital lease line of credit for $2.0 million. At December 31, 1999, $1.6 million was outstanding under this line of credit and other capital lease obligations. This facility bears interest at the bank's prime rate, 8.25% at December 31, 1999. The leased assets collateralize any borrowings under this line of credit.

     Launch has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with the growth in Launch's operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, Launch will continue to evaluate possible investments in businesses, products and technologies, and plans to expand its sales and marketing programs and conduct more aggressive brand promotions. Launch currently expects that the net proceeds from its IPO, together with its existing capital lease line of credit and available funds, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. There can be no assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate. Launch may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on terms favorable to Launch. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, Launch may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on Launch's business, financial condition, results of operations and cash flows.

YEAR 2000 PRONOUNCEMENTS

     To date, the Company has not experienced any problems related to year 2000 ("Y2K") within its own operations or with any significant customers or vendors. As such, management does not anticipate any significant Y2K issues will occur in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999 the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes the impact of SAB 101 will not have a material impact on the financial position or results of operations of the Company.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on the Company's financial statements.

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities" ("SOP No. 98-5"). SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP No. 98-5 did not have a significant impact on the Company's financial statements.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use", which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-1 did not have a material impact on the Company's financial statements.

SEASONALITY

     Launch believes that advertising sales in traditional media generally are lower in the first and third quarters of each year and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse affect on the Company's business, financial conditions, results of operations and cash flows.

RISK FACTORS

     You should consider carefully the following risk factors and all other information contained in this report before purchasing our common stock. Investing in our common stock involves a high degree of risk. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also materially adversely affect our business and financial condition in the future. Any of the following risks could materially adversely affect our business, operating results and financial condition and could result in a complete loss of your investment.

WE HAVE A LIMITED OPERATING HISTORY THAT MAKES AN EVALUATION OF OUR BUSINESS DIFFICULT

     We incorporated in February 1994 and published the first issue of Launch on CD-ROM in May 1995. We first made launch.com available over the Internet in October 1997. Because we have a limited operating history, you must consider the risks and difficulties frequently encountered by early-stage companies such as Launch in new and rapidly evolving markets, including the market for advertising on the Internet and other digital media. Prior to 1999, Launch on CD-ROM had accounted for the majority of Launch's audience. Accordingly, Launch had derived its revenues principally from advertising sales against the Launch on CD-ROM audience and, to a lesser extent, from subscriptions for Launch on CD-ROM. Future growth in our business will depend substantially upon our ability to increase the size of the launch.com audience, to increase advertising sales against that audience and to meet the challenges described in the risk factors below.

WE HAVE A HISTORY OF LOSSES AND BECAUSE WE ANTICIPATE THAT OUR OPERATING EXPENSES WILL GROW MORE QUICKLY THAN OUR REVENUES, AT LEAST IN THE SHORT TERM, WE EXPECT INCREASED LOSSES

     We incurred net losses of $6.7 million in 1997, $13.4 million in 1998 and $37.5 million in 1999. As of December 31, 1999, our accumulated deficit was $65.1 million. We have not achieved profitability and expect to incur operating losses for the foreseeable future. We expect these operating losses to increase for at least the next year. We will need to generate significant revenues to achieve and maintain profitability, and we cannot assure you that we will be able to do so. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or an annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance will likely be adversely affected. See "Selected Financial Data" for more detailed information regarding our historical operating results.

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

     - our ability to increase the registered membership of launch.com and the new web sites, services or products introduced by us or by our competitors;

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

     To attract and retain a larger audience, we plan to significantly in crease our expenditures for sales and marketing, content development, and technology and infrastructure development. Many of these expenditures are planned or committed in advance in anticipation of future revenues. Because advertising orders are typically short term and subject to cancellation without penalty until shortly before the advertisement runs, our quarterly operating results are difficult to forecast. If our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues would likely adversely affect our quarterly operating results.

BECAUSE WE DEPEND PRINCIPALLY UPON ADVERTISING REVENUES, IF WE DO NOT INCREASE ADVERTISING SALES, OUR BUSINESS MAY NOT GROW OR SURVIVE

     Our revenues for the foreseeable future will depend substantially on sales of advertising. In 1998 advertising sales accounted for 60.6% of our net revenues, and in 1999 they accounted for 53.9% of our net revenues. If we do not increase advertising revenues, our business may not grow or survive. Increasing our advertising revenues depends upon many factors, including our ability to do the following:

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

     Advertising revenues are difficult to forecast, especially because the market for advertising on digital media has emerged relatively recently. In 1999, we derived 7.3% of our net revenues from advertising barter transactions. We have historically entered into barter transactions with advertisers that we do not believe would pay cash for such advertisements. We expect to substantially reduce both the dollar volume and frequency of such transactions in future periods. In each quarterly period, we derive a significant portion of our revenues from sales of advertising to a limited number of customers. Accordingly, the loss of a key advertising relationship or the cancellation or deferral of even a limited number of orders could adversely affect our quarterly performance.

IF WE FAIL TO INCREASE THE SIZE OF OUR AUDIENCE, WE MAY NOT BE ABLE TO ATTRACT ADVERTISERS OR STRATEGIC PARTNERS

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

Further, consumer tastes change, particularly those of Generation Y, and we maybe unable to react to those changes effectively or in a timely manner.

LIMITATIONS ON THE AVAILABILITY OR INCREASES IN THE PRICE OF MUSIC CONTENT DEVELOPED BY THIRD PARTIES COULD ADVERSELY AFFECT OUR BUSINESS

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

WE NEED NEW DISTRIBUTION TECHNOLOGIES TO INCREASE ACCESSIBILITY OF OR OUR CONTENT, AND FAILURE OF SUCH TECHNOLOGIES TO ACHIEVE CONSUMER ACCEPTANCE COULD LIMIT OUR GROWTH

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

WE DEPEND ON A LIMITED NUMBER OF ADVERTISERS, AND THE LOSS OF A NUMBER OF THESE ADVERTISERS COULD ADVERSELY AFFECT OUR OPERATING RESULTS

     Historically, a limited number of advertisers have accounted for a significant percentage of our revenues. Although no advertiser accounted for more than 15% of total net revenues in 1999, our four largest advertisers accounted for 18.2% of total net revenues. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of advertisers. In addition, particularly because few advertisers are contractually obligated to purchase any advertising in the future, we anticipate that the mix of advertisers in each fiscal period will continue to vary. In order to increase our revenues, we will need to attract additional significant advertisers on an ongoing basis. Our failure to sell a sufficient number of advertisements or to engage a sufficient number of advertisers during a particular period could adversely affect our results of operations.

WE MUST MAINTAIN AND ESTABLISH STRATEGIC ALLIANCES TO INCREASE OUR AUDIENCE AND ENHANCE OUR BUSINESS

     In an attempt to increase audience, build brand recognition and enhance content, distribution and commerce opportunities, we have entered into strategic alliances with various media and Internet-related companies such as NBC Multimedia, Inc., America Online, Inc., Microsoft Corporation and Snap! LLC. Our failure to maintain or renew our existing strategic alliances or to establish and capitalize on new strategic alliances could have an adverse affect on our business. Our future success depends to a significant extent upon the success of such alliances. Occasionally, we enter into agreements with strategic partners that may prohibit us from entering into similar arrangements with competitors of our strategic partners. Such exclusivity provisions may limit our ability to enter into favorable arrangements with complementary businesses and thereby limit our growth. We cannot assure you that we will achieve the strategic objectives of these alliances, that any party to a strategic alliance agreement with Launch will perform its obligations as agreed upon or that such agreements will be specifically enforceable by Launch. In addition, some of our strategic alliances are short term in nature and may be terminated by either party on short notice.

COMPETITION FROM TRADITIONAL AND ONLINE MEDIA AND OTHER COMPANIES FOCUSED ON MUSIC COULD REDUCE OUR ADVERTISING SALES OR MARKET SHARE

     Competition among media companies seeking to attract the active music consumer is intense. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could adversely affect our business. Traditional media companies, such as television broadcasters, magazine publishers and radio stations, are constantly refining their content and strategies to increase their audiences and advertising revenues. Further, the number of Web sites competing for the attention and spending of members, users and advertisers has increased, and we expect it to continue to increase, particularly because there are so few barriers to entry on the Web. We compete for members, users and advertisers with the following types of companies:

     - publishers and distributors of traditional media, such as television, radio and print, including MTV, Clear Channel, CMT, Rolling Stone and Spin, and their Internet affiliates;

     - online services or and Web sites targeted at music consumers, such as mp3.com, Artistdirect, MTVi, emusic.com and musicmaker.com;

     - Web retrieval and other Web "portal" companies, such as Excite@Home, Inc., Infoseek Corporation, Lycos, Inc. and Yahoo, Inc.; and

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

     Our future success depends to a significant extent on the continued services of our senior management and other key personnel, and particularly David B. Goldberg, Launch's chief executive officer, and Robert D. Roback, Launch's president. The loss of either of these individuals or certain other key employees would likely have an adverse effect on our business. We have an employment agreement with only one of our executive officers, and we do not anticipate that other executive officers or key personnel will enter into employment agreements. We expect that we will need to hire additional personnel in all areas during 2000. Competition for personnel throughout our industry is intense. We may be unable to retain our current key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

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

ACCEPTANCE AND EFFECTIVENESS OF DIGITAL MEDIA FOR ADVERTISING ARE UNPROVEN, WHICH MAY DISCOURAGE SOME ADVERTISERS FROM ADVERTISING ON LAUNCH

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

TRACKING AND MEASUREMENT STANDARDS FOR ADVERTISING ARE EVOLVING AND CREATE UNCERTAINTY ABOUT THE VIABILITY OF OUR BUSINESS MODEL

     There are currently no standards for the measurement of the effectiveness of advertising on the Internet and other digital media, and the industry may need to develop standard measurements. The absence or insufficiency of these standards could adversely impact our ability to attract and retain advertisers. We cannot assure you that such standard measurements will develop. In addition, currently available software programs that track Internet usage and other tracking methodologies are rapidly evolving. We cannot assure you that the development of such software or other methodologies will keep pace with our information needs, particularly to support the growing needs of our internal business requirements and advertising clients. For instance, DoubleClick, Inc., our third party ad server, reported that there were 4.7 unique visitors in December 1999. Our advertisers may rely on this data or other similar data to determine whether to advertise on Launch, and adverse data from this or other sources in any particular period may cause advertisers not to advertise on Launch.

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

     - incur substantial debt; or

     - assume contingent liabilities.

WE MAY BE UNABLE TO EFFECTIVELY INTEGRATE BUSINESSES WE ACQUIRE IN THE FUTURE, AND ANY SUCH FAILURE COULD DIMINISH THE VALUE OF AN ACQUIRED BUSINESS OR CAUSE DISRUPTIONS IN OUR ONGOING OPERATIONS

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

     We may not be able to effectively integrate the operations of acquired businesses with our ongoing operations. Such failure could harm our business by diverting management and other resources. Further, the personnel of acquired businesses may elect not to continue with Launch after completion of any acquisition, which could diminish the value of any acquisition. In that regard, we cannot assure you that the personnel of acquired businesses will continue as employees of Launch.

WE MAY NEED ADDITIONAL FINANCING TO ACHIEVE OUR BUSINESS OBJECTIVES, AND SUCH FINANCING MAY NOT BE AVAILABLE BECAUSE OF THE CONDITION OF OUR BUSINESS OR THE UNCERTAIN NATURE OF THE FINANCIAL MARKETS

     We currently anticipate that our available cash resources, combined with the net proceeds from our IPO, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the 12 months following the date of this Report on Form 10-K.

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

GOVERNMENTAL REGULATION OF THE WEB RELATED TO COMMUNICATION, COMMERCE, SALES TAX AND OTHER ISSUES MAY LIMIT THE GROWTH OF OUR BUSINESS AND DECREASE OUR MARKET OPPORTUNITY

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

WE RELY ON THIRD PARTIES FOR OUR WEB SITE HOSTING FACILITIES AND INTERNET CONNECTIVITY. IF THESE SYSTEMS FAIL, THEY COULD DISRUPT OR DELAY USER TRAFFIC, WHICH COULD IMPAIR OUR BUSINESS

     Substantially all of our launch.com communications and computer hardware was located at Exodus Communications, Inc.'s facilities in Irvine, California through the end of January 2000. Effective February 2000, the Company moved substantially all of our launch.com communications and computer hardware to PSINet's facilities in Marina del Rey, California. PSINet provides Web site hosting services. In addition, we utilize the audio and video streaming services of iBEAM Broadcasting. iBEAM Broadcasting has a proprietary network which delivers streaming audio and video over the Internet. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could result in reductions or termination of our services by our customers or otherwise adversely affect our Web site. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any backup systems or a formal disaster recovery plan.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders' equity. We do not currently hedge these interest rate exposures.

     Given Launch's current profile of interest rate exposures and the maturities of its investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statement of operations through December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is submitted in response to Part IV hereof. See the Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning the executive officers of the Company is contained in Item 1. Business of this Annual Report on Form 10-K. The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial statements:

     Reference is made to the Index to Financial Statements set forth in "Item
8. Financial Statements and Supplementary Data" of the Annual Report on From
10-K.

         2. Financial Statement Schedules:

                                                              PAGE
                                                              ----
Report of Independent Accountants on Financial Statement       60
  Schedule..................................................
Schedule II --Valuation Qualifying Accounts.................   61

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

    3. Exhibits:

     The following exhibits are filed as part of this Annual Report on Form
10-K:

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
-------                       -----------------------
 3.1(2)     Second Amended and Restated Certificate of Incorporation of
            Launch (formerly 2Way Media, Inc.).
 3.2(2)     Amended and Restated Bylaws of Launch.
10.1(1)     1994 Stock Option Plan.
10.2(2)     1998 Stock Option Plan.
10.3(2)     1999 Employee Stock Option Plan.
10.4(1)     Form of Indemnity Agreement.
10.5(4)     Strategic Alliance Agreement between Launch and NBC
            Multimedia, Inc. dated February 26, 1998.
10.6(4)     NBC-IN Content Provider Agreement between Launch and NBC
            Multimedia, Inc. dated February 26, 1998.
10.7(4)     Architectural Development and Assistance Agreement between
            Launch and Intel Corporation dated November 13, 1998.
10.8(4)     Software License and Development Agreement between Intel
            Corporation and Launch dated as of February 27, 1998.
10.9(1)     Anchor Tenant Agreement by and between America Online, Inc.
            and Launch dated as of February 1, 1998.
10.10(1)    Standard Industrial/Commercial Multi-Tenant Lease-Modified
            Net between Pennsylvania Group, Ltd. And The Welk Group,
            Inc. dated August 1, 1997.

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
-------                       -----------------------
10.11(1)    American Industrial Real Estate Association Standard
            Sublease between The Welk Group, Inc. and Launch dated April
            14, 1998.
10.12(1)    Standard Form of Office Lease between Cityspire Centre
            L.L.C. and Intershoe, Inc. dated January 22, 1997.
10.13(1)    Sublease Agreement between Intershoe, Inc. and Launch dated
            October 1998.
10.14       American Industrial Real Estate Association Standard Lease
            between 2800 Olympic Boulevard Partners, L.P. and Launch
            dated October 8, 1999.
10.15       Standard Industrial/Commercial Multi-Tenant Lease between
            Ellen and David Adams and Launch dated January 11, 2000.
10.16       Standard Form of Loft Lease between 19th Street Associates and Launch dated February 17, 2000.
10.17(2)    Employment Agreement between Launch and Jeffrey Mickeal
            dated April 10, 1995.
21.1        Subsidiaries of the Registrant.
23.1        Consent of PricewaterhouseCoopers LLP, Independent
            Accountants.
27.1        Financial Data Schedule.

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 File No. 333-72433) on February 16, 1999.

(2) Incorporated by reference to Amendment No.1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-72433) on March 31, 1999.

(3) Incorporated by reference to Amendment No.2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-72433) on April 2, 1999.

(4) Incorporated by reference to Amendment No.3 to the Registrant's Registration Statement on Form SB-2 (File No. 333-72433) on April 21, 1999.

(b) Reports on Form 8-K:

     The Company filed a report on Form 8-K on January 28, 2000 relating to the acquisition of Musicom, Inc., a Georgia corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAUNCH MEDIA, INC.
March 29, 2000
                                          By:     /s/ DAVID B. GOLDBERG
                                            ------------------------------------
                                                     David B. Goldberg
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report on 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ DAVID B. GOLDBERG                    Chief Executive Officer and    March 29, 2000
-----------------------------------------------------   Director (Principal Executive
                  David B. Goldberg                               Officer)

                /s/ ROBERT D. ROBACK                       President and Director       March 29, 2000
-----------------------------------------------------

                  Robert D. Roback

               /s/ JEFFREY M. MICKEAL                    Chief Financial Officer and    March 29, 2000
-----------------------------------------------------  Secretary (Principal Financial
                 Jeffrey M. Mickeal                        and Accounting Officer)

                 /s/ THOMAS C. HOEGH                              Director              March 29, 2000
-----------------------------------------------------
                   Thomas C. Hoegh

                 /s/ SERGIO S. ZYMAN                              Director              March 29, 2000
-----------------------------------------------------
                   Sergio S. Zyman

                /s/ RICHARD D. SNYDER                             Director              March 29, 2000
-----------------------------------------------------
                  Richard D. Snyder

               /s/ WARREN LITTLEFIELD                             Director              March 29, 2000
-----------------------------------------------------
                 Warren Littlefield

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
LAUNCH MEDIA, INC.:
  Report of Independent Accountants.........................   44
  Consolidated Balance Sheets at December 31, 1998 and
     1999...................................................   45
  Consolidated Statements of Operations and Comprehensive
     Loss for the Years Ended December 31, 1997, 1998 and
     1999...................................................   46
  Consolidated Statements of Stockholders' Equity
     (Deficiency) for the Years Ended December 31, 1997,
     1998 and 1999..........................................   47
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1998 and 1999.......................   48
  Notes to Consolidated Financial Statements................   49
  Report of Independent Accountants on Financial Statement
     Schedules..............................................   60
  Valuation and Qualifying Accounts.........................   61

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Launch Media, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the consolidated financial position of Launch Media, Inc. and subsidiaries (the "Company") at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Woodland Hills, California
January 25, 2000

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                    ASSETS:

                                                                  1998            1999
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $  1,734,864    $    878,352
  Short-term investments....................................     4,992,721      55,007,174
  Securities available for sale.............................            --       1,683,594
  Accounts receivable, net of allowances of $321,719 (1998)
     and $12,603 (1999).....................................       568,590       4,027,452
  Inventory.................................................       124,476         272,785
  Prepaid and other current assets..........................       590,139       2,293,586
                                                              ------------    ------------
          Total current assets..............................     8,010,790      64,162,943
Property and equipment, net.................................     2,587,212       7,403,722
Intangible and other assets.................................     2,566,000      22,651,224
                                                              ------------    ------------
          Total assets......................................  $ 13,164,002    $ 94,217,889
                                                              ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
  Accounts payable..........................................  $  1,619,177    $  2,767,377
  Accrued expenses..........................................       783,920       2,356,758
  Deferred revenue..........................................       481,794       1,197,419
  Notes payable and accrued interest........................       529,504          60,188
  Capital lease obligations, current portion................       230,150         796,217
                                                              ------------    ------------
          Total current liabilities.........................     3,644,545       7,177,959
Notes payable...............................................       200,846         160,431
Capital lease obligations, net of current portion...........       438,362         838,691
                                                              ------------    ------------
          Total liabilities.................................     4,283,753       8,177,081
                                                              ------------    ------------
Commitments and contingencies (note 10)
Series A, B, C and D mandatory redeemable convertible
  preferred stock, $.001 par value; shares authorized
  6,580,405 (1998 and 1999); shares issued and outstanding
  5,918,230 (1998); liquidation preference of approximately
  $35,715,000 (1998)........................................    36,706,546              --
Stockholders' equity (deficiency):
  Common stock, $.001 par value, shares authorized
     75,000,000; shares issued and outstanding, 934,333
     (1998) and 12,849,686 (1999)...........................           935          12,849
  Additional paid-in capital................................       986,280     151,220,833
  Other comprehensive income................................            --         683,594
  Unearned compensation.....................................    (1,207,862)       (765,134)
  Accumulated deficit.......................................   (27,605,650)    (65,111,334)
                                                              ------------    ------------
          Total stockholders' equity (deficiency)...........   (27,826,297)     86,040,808
                                                              ------------    ------------
          Total liabilities and stockholders' equity
            (deficiency)....................................  $ 13,164,002    $ 94,217,889
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                       1997            1998            1999
                                                    -----------    ------------    ------------
Net revenues:
  Advertising.....................................  $ 1,859,172    $  3,038,163    $  8,958,273
  Content licensing...............................           --              --       5,442,143
  Subscription and other..........................    1,277,837       1,975,998       2,225,212
                                                    -----------    ------------    ------------
                                                      3,137,009       5,014,161      16,625,628
Operating expenses:
  Cost of revenues................................    1,734,515       3,185,319       3,493,136
  Sales and marketing.............................    4,224,789       9,011,482      24,234,234
  Content and product development.................    2,454,470       4,407,018      11,028,700
  General and administrative......................    1,254,765       1,893,364       4,416,281
  Depreciation, amortization and cost of
     warrants.....................................      143,778         321,425      12,934,581
                                                    -----------    ------------    ------------
  Loss from operations............................   (6,675,308)    (13,804,447)    (39,481,304)
Interest income (expense):
  Interest income.................................       89,884         523,214       2,539,699
  Interest expense................................     (103,944)       (133,932)       (551,834)
                                                    -----------    ------------    ------------
  Loss before provision for income taxes..........   (6,689,368)    (13,415,165)    (37,493,439)
Provision for income taxes........................       (2,774)         (3,596)        (12,245)
                                                    -----------    ------------    ------------
  Net loss........................................   (6,692,142)    (13,418,761)    (37,505,684)
Accretion of mandatory redeemable convertible
  preferred stock.................................     (607,404)     (1,851,582)       (765,746)
                                                    -----------    ------------    ------------
  Net loss attributable to common stockholders....  $(7,299,546)   $(15,270,343)   $(38,271,430)
                                                    ===========    ============    ============
Basic and diluted net loss per common share.......  $     (7.89)   $     (16.36)   $      (4.15)
                                                    ===========    ============    ============
Weighted average shares outstanding used in per
  share calculation...............................      924,788         933,502       9,217,937
                                                    ===========    ============    ============
Comprehensive loss:
Net loss..........................................  $(6,692,142)   $(13,418,761)   $(37,505,684)
Other comprehensive income:
  Unrealized gain on securities available for
     sale.........................................           --              --         683,594
                                                    -----------    ------------    ------------
Comprehensive loss................................  $(6,692,142)   $(13,418,761)   $(36,822,090)
                                                    ===========    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                    COMMON STOCK        ADDITIONAL        OTHER
                                --------------------     PAID-IN      COMPREHENSIVE     UNEARNED     ACCUMULATED
                                  SHARES     AMOUNT      CAPITAL         INCOME       COMPENSATION     DEFICIT         TOTAL
                                ----------   -------   ------------   -------------   ------------   ------------   ------------
Balance, January 1, 1996......     916,906   $   917             --           --               --    $ (7,007,036)  $ (7,006,119)
Issuance of warrants to
  purchase common stock.......          --        --   $    100,000           --               --              --        100,000
Stock options exercised.......      15,766        16         19,693           --               --              --         19,709
Accretion of mandatory
  redeemable convertible
  preferred stock.............          --        --       (119,693)          --               --        (487,711)      (607,404)
Net loss......................          --        --             --           --               --      (6,692,142)    (6,692,142)
                                ----------   -------   ------------     --------      -----------    ------------   ------------
Balance, December 31, 1997....     932,672       933             --           --               --     (14,186,889)   (14,185,956)
Stock options exercised.......       1,661         2          2,152           --               --              --          2,154
Unearned compensation related
  to stock options granted....          --        --      1,400,710           --      $(1,400,710)             --             --
Compensation related to stock
  options vested..............          --        --             --           --          192,848              --        192,848
Issuance of warrants to
  purchase common stock.......          --        --      1,435,000           --               --              --      1,435,000
Accretion of mandatory
  redeemable convertible
  preferred stock.............          --        --     (1,851,582)          --               --              --     (1,851,582)
Net loss......................          --        --             --           --               --     (13,418,761)   (13,418,761)
                                ----------   -------   ------------     --------      -----------    ------------   ------------
Balance, December 31, 1998....     934,333       935        986,280           --       (1,207,862)    (27,605,650)   (27,826,297)
Public stock offering, net of
  $1,128,363 of issuance
  costs.......................   4,010,000     4,010     80,912,227           --               --              --     80,916,237
Conversion of notes payable
  into common stock...........      85,848        86      1,888,238           --               --              --      1,888,324
Accretion of mandatory
  redeemable convertible
  preferred stock.............          --        --       (765,746)          --               --              --       (765,746)
Conversion of mandatory
  redeemable convertible
  preferred stock.............   5,918,230     5,918     37,466,374           --               --              --     37,472,292
Compensation related to stock
  options vested..............          --        --             --           --          442,728              --        442,728
Cost of warrants issued.......          --        --      4,963,947           --               --              --      4,963,947
Unrealized gain on securities
  available for sale..........          --        --             --     $683,594               --              --        683,594
Stock options exercised.......     188,470       188        302,255           --               --              --        302,443
Issuance of stock under
  employee stock purchase
  plan........................      32,240        32        298,262           --               --              --        298,294
Issuance of common stock for
  acquisitions................   1,680,565     1,680     25,168,996           --               --              --     25,170,676
Net loss......................          --        --             --           --               --     (37,505,684)   (37,505,684)
                                ----------   -------   ------------     --------      -----------    ------------   ------------
Balance, December 31, 1999....  12,849,686   $12,849   $151,220,833     $683,594      $  (765,134)   $(65,111,334)  $ 86,040,808
                                ==========   =======   ============     ========      ===========    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 1997           1998           1999
                                                              -----------   ------------   -------------
Cash flows from operating activities:
  Net loss..................................................  $(6,692,142)  $(13,418,761)  $ (37,505,684)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      143,778        321,425       7,970,634
    Non-cash charges for issuance of equity securities......      100,000      1,653,846       6,722,298
    Allowance for sales returns.............................      307,576       (163,317)       (309,116)
    Amortization of deferred compensation...................           --        192,848         442,728
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable............      (25,230)      (373,141)     (2,950,532)
      Decrease (increase) in inventory......................       20,055        (74,998)       (148,309)
      Increase in prepaid and other current assets..........     (237,895)      (205,654)     (1,518,322)
      Increase in accounts payable..........................      505,783        459,316         572,295
      Increase in accrued expenses..........................       53,466        562,602       1,444,765
      Increase in deferred revenue..........................       43,153        218,942         715,625
                                                              -----------   ------------   -------------
         Net cash used in operating activities..............   (5,781,456)   (10,826,892)    (24,563,618)
                                                              -----------   ------------   -------------
Cash flows from investing activities:
  Decrease (increase) in short-term investments.............    2,974,160             --              --
  Purchases of property and equipment.......................     (335,936)    (1,570,229)     (3,416,602)
  Purchases of securities...................................           --    (44,652,900)   (282,160,175)
  Maturities of securities..................................           --     39,660,179     228,066,275
  Acquisition of businesses.................................           --             --        (800,004)
  Increase in other assets..................................           --       (288,290)        (28,214)
                                                              -----------   ------------   -------------
         Net cash provided by (used in) investing
           activities.......................................    2,638,224     (6,851,240)    (58,338,720)
                                                              -----------   ------------   -------------
Cash flows from financing activities:
  Payments under capital lease obligations..................      (40,871)       (83,404)       (440,786)
  Payments under notes payable..............................           --       (119,042)       (530,362)
  Proceeds from notes payable...............................    3,000,000        739,750       1,500,000
  Net proceeds from initial public offering.................           --             --      80,916,237
  Proceeds from issuance of mandatory redeemable convertible
    preferred stock.........................................           --     18,229,628              --
  Proceeds from employee stock purchase plan................           --             --         298,294
  Proceeds from exercise of stock options...................       19,709          2,154         302,443
                                                              -----------   ------------   -------------
         Net cash provided by financing activities..........    2,978,838     18,769,086      82,045,826
                                                              -----------   ------------   -------------
         Increase (decrease) in cash and cash equivalents...     (164,394)     1,090,954        (856,512)
    Cash and cash equivalents, beginning of year............      808,304        643,910       1,734,864
                                                              -----------   ------------   -------------
    Cash and cash equivalents, end of year..................  $   643,910   $  1,734,864   $     878,352
                                                              ===========   ============   =============
Supplementary disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $     6,420   $     55,203   $     163,173
    Taxes...................................................  $     2,774   $      3,596   $      12,245
Supplementary disclosure of noncash transactions:
    Equipment acquired under capital leases.................  $    16,491   $    682,560   $   1,195,190
    Notes payable issued for assets acquired................  $   108,354   $    407,346   $          --
    Issuance of common stock through conversion of notes
      payable...............................................  $        --   $         --   $   1,888,324
    Issuance of warrants in connection with music video
      license agreements....................................  $        --   $         --   $   4,963,947
    Issuance of common stock for acquisitions...............  $        --   $         --   $  25,170,676
    Conversion of mandatory redeemable convertible preferred
      stock to common stock.................................  $        --   $         --   $  37,472,292
    Issuance of Series D stock through conversion of notes
      payable...............................................  $        --   $  3,495,353   $          --
    Issuance of Series D stock under strategic alliances....  $        --   $  3,500,000   $          --
    Issuance of warrants in connection with sale of Series D
      stock.................................................  $        --   $  1,435,000   $          --

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS:

     Launch Media, Inc. and subsidiaries ("the Company") was incorporated in Delaware in February 1994 and is a digital media company focused on creating the premier Internet destination for discovering new music. The Company operates in one reportable industry segment. Leveraging the inherent advantages of digital media, the Company offers a compelling music discovery experience from new and established artists for consumers and provides a valuable marketing platform for record labels, artists, advertisers and merchants. The music content is delivered on the Internet at www.launch.com and on Launch on CD-ROM. Both launch.com and Launch on CD-ROM are advertiser supported and include original content that takes advantage of the personal computer's interactive multimedia technology.

     On April 23, 1999 the Company effected an initial public offering of 3,500,000 shares of its common stock at a price of $22 per share. On May 19, 1999, the underwriters exercised their over-allotment option to purchase an additional 510,000 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $80.9 million.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Launch Media, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

REVENUE RECOGNITION

     The Company's revenues have been derived primarily from the sale of advertising and sponsorships, syndicating content to radio stations and other Internet sites, and annual subscriptions relating to Launch on CD-ROM. Revenues for sponsorships across the Launch media properties are recognized ratably over the sponsorship term which ranges from one to twelve months. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears. With respect to launch.com, revenues from advertisements are recognized ratably in the period in which the advertisement is displayed, provided that no significant Launch obligations remain.

     Content licensing revenue includes revenue resulting from Launch obtaining on-air radio advertising inventory in exchange for music news content. Launch sells this inventory for cash and recognizes revenue when the radio stations broadcast the advertisement. Revenue from syndication of Launch content is recognized ratably over the contract term which is typically one year.

     Advance payments for Launch on CD-ROM subscriptions are deferred and recognized over the term of the related subscription, typically 12 months. Advance payments for sponsorships are deferred and recognized over the term of the sponsorship.

     Advertising revenues also include barter revenues, which represent an exchange by Launch of advertising space on Launch on CD-ROM for advertising space on other Web sites. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the advertisements received or delivered based

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES
on advertising rates currently in effect. Barter revenues are recognized when the advertisements are run on the Launch media properties. Barter expenses are recognized when Launch's advertisements are run on the reciprocal Web sites or other advertising medium, which is typically in the same period as when the advertisements are run on the Launch media properties. Revenues and expenses recognized from barter transactions were approximately $903,000, $1,345,000 and $1,216,000 in 1997, 1998 and 1999, respectively.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. The Company maintains its cash accounts in various financial institutions and, at times, these deposits may be in excess of the federally insured limit.

SHORT-TERM INVESTMENTS

     The Company invests excess cash in commercial paper, corporate notes and bonds, U.S. Government securities and money market funds. The investments are stated at cost, as it is the intent of the Company to hold these securities until maturity. The investments are recorded at their amortized cost on the balance sheet which approximates fair value and consisted of the following:.

                                                         1998         1999
                                                      ----------   -----------
U.S. government securities..........................  $4,922,721   $15,926,232
Commercial paper....................................          --    25,225,339
Corporate notes.....................................          --    13,855,603
                                                      ----------   -----------
                                                      $4,992,721   $55,007,174
                                                      ==========   ===========

SECURITIES AVAILABLE FOR SALE

     The Company has classified its investment in an equity security as available-for-sale. Available for sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available for sale securities are included in other income. The cost basis for realized gains and losses on available for sale securities is determined on a specific identification basis. As of December 31, 1999, the Company had available for sale an equity investment in a public company with a fair market value of $1.7 million and a cost basis of $1.0 million. The unrealized gain of $684,000 has been recorded as a separate component of stockholders' equity and comprehensive loss.

PREPAID PRODUCTION COSTS

     The Company defers all production costs associated with a particular project or issue of Launch on CD-ROM and reflects these costs as an expense upon the release of the related issue. Prepaid production costs included in prepaid and other current assets were approximately $118,000 and $557,000 at December 31, 1998 and 1999, respectively.

INVENTORY

     Inventory consists primarily of the Company's CD-ROMs and is recorded at the lower of cost (first in, first out) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is being applied on the straight-line method over the estimated useful lives of the assets. Leasehold improvements and equipment under capital leases are

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES
amortized over the shorter of the estimated useful life or the life of the lease. The estimated useful lives are as follows:

Equipment...................................................  5 years
Furniture and fixtures......................................  5 years
Leasehold improvements......................................  5 years
Equipment under capital leases..............................  3 years

     Maintenance and repairs are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of fixed assets, the accounts are consolidated and the related accumulated deprecation, with any resulting gain or loss included in the statements of operations and comprehensive loss.

LONG-LIVED ASSETS

     The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses to be recognized is to be based on the difference between the fair values and the carrying amounts of the assets. To date, no such impairment has been recorded.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and notes payable are carried at cost, which approximates their fair market value because of the short-term maturity of these instruments.

WEB SITE

     Content and product development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's Web site and are expensed as incurred.

ADVERTISING

     Advertising costs are expensed as incurred and were approximately $1,234,000, $3,144,000 and $14,501,000 in 1997, 1998 and 1999, respectively.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company sells sponsorships and advertising to major advertising agencies representing their clients and directly to large, well established, companies.

     The Company's customers are concentrated in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns have been provided for in the financial statements and, to date, have generally been within management's expectations.

     For the year ended December 31, 1999 sales to one advertiser were 13% of revenues. For the years ended December 31, 1997 and 1998 sales to any one advertiser did not exceed 10% of revenues. As of December 31, 1998 and 1999 amounts due from one advertiser represented 18% and due from one advertising agency represented 32% of accounts receivable, respectively.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

STOCK BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the grant price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18.

COMPUTATION OF NET LOSS PER SHARE

     In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic earnings per share is computed using the weighted average number of shares outstanding during the period and diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Mandatory Redeemable Convertible Preferred Stock (using the if-converted method) and shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

     Diluted net loss per share for 1997, 1998 and 1999, does not include the effect of options and warrants to purchase 536,404, 1,112,555 and 1,804,942 shares of common stock, respectively; 2,573,004 and 5,918,230 shares of Mandatory Redeemable Convertible Preferred Stock on an "as-if-converted" basis for 1997 and 1998, or for 1998, warrants to purchase 448,437 of Series D Stock respectively, as the effect of their inclusion is anti-dilutive during each period.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 and 1998 amounts to conform to the 1999 presentation. These reclassifications did not change the previously reported net loss or the total assets of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-1 did not have a material impact on the Company's financial statements.

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities" ("SOP No. 98-5"). SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES
activities and organization costs to be expensed as incurred. The adoption of SOP No. 98-5 did not have a significant impact on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on the Company's financial statements.

 3. INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1998          1999
                                                             ----------    -----------
Deferred charge, net.......................................  $1,846,154    $   461,539
Intangible assets, net.....................................     557,346     18,917,924
Deposits and long-term investment..........................     162,500      3,271,761
                                                             ----------    -----------
                                                             $2,566,000    $22,651,224
                                                             ==========    ===========

     On February 28, 1999, the Company acquired all the partnership interests of Areohvee Online Partnership, dba Musicvideos.com. Musicvideos.com is a provider of music videos over the Internet. The total purchase price of approximately $9.4 million was comprised of 875,556 shares of the Company's common stock with an estimated fair value of approximately $8.9 million, a cash payment of approximately $300,000 and assumed liabilities and transaction costs of approximately $200,000.

     On April 22, 1999, the Company acquired all the outstanding shares of SW Networks Inc. SW Networks (renamed Launch Radio Networks) is a provider of music and entertainment information/news content to radio stations and Internet-based entertainment companies. The purchase agreement relating to this acquisition required that the Company pay Sony Music a stated consideration of $12.0 million in shares of the Company's common stock. For purposes of the agreement, the shares issued to Sony Music were valued at 80% of the initial public offering price. Accordingly, the Company issued 681,818 shares of common stock to Sony Music. For accounting purposes, the Company valued such shares to be equal to the initial public offering price less 5% due to the restrictions on resale. Accordingly, the Company, for accounting purposes, has estimated the purchase price of SW Networks to be $14.3 million.

     In addition, during 1999 the Company acquired a company and the net assets of another company. The total combined purchase price of approximately $3.1 million was comprised of 123,191 shares of the Company's common stock and cash payments of approximately $800,000.

     These acquisitions were accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The purchase price allocation for the Company's acquisitions in 1999 was as follows:

Fixed assets and other tangible assets......................  $ 2,310,000
Membership database.........................................    5,000,000
Goodwill and other intangibles..............................   19,593,000
                                                              -----------
                                                              $26,903,000
                                                              ===========

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

     The intangible assets represent the excess purchase price over net tangible assets acquired and are being amortized over one to five years. Accumulated amortization at December 31, 1999 was approximately $6,276,000. No amounts were amortized as of December 31, 1998.

     Pro forma results of operations for the year ended December 31, 1998 and 1999 assuming the completion of the Company's acquisitions of SW Networks Inc. and Musicvideos.com as of January 1, 1998:

                                                       1998           1999
                                                    -----------    -----------
Net revenue.......................................  $ 9,356,000    $18,253,000
Net loss..........................................  $22,866,000    $40,038,000
Basic and diluted loss per share..................  $      2.96    $      3.52
Weighted average common shares used in per share
  calculation.....................................    7,737,000     11,367,000

 4. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998         1999
                                                              ----------   -----------
Leasehold improvements......................................  $  929,965     1,322,105
Equipment, software, furniture and fixtures.................   1,420,989     6,366,862
Equipment under capitalized leases..........................     803,908     1,999,098
                                                              ----------   -----------
                                                               3,154,862     9,688,065
Accumulated depreciation and amortization (including $88,241
  (1998) and $492,473 (1999) for equipment under capital
  leases)...................................................    (567,650)   (2,284,343)
                                                              ----------   -----------
                                                              $2,587,212   $ 7,403,722
                                                              ==========   ===========

     Depreciation expense was approximately $144,000, $321,000 and $1,695,000 in 1997, 1998 and 1999, respectively.

 5. ACCRUED EXPENSES:

     Accrued expenses consist of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1998         1999
                                                       --------    ----------
Advertising..........................................  $     --    $  877,759
Professional services................................        --       304,713
Employee stock purchase plan.........................        --       135,550
Vacation.............................................   133,003       296,266
Royalties............................................   130,723       299,892
Distribution.........................................   248,913            --
Other................................................   271,281       442,578
                                                       --------    ----------
                                                       $783,920    $2,356,758
                                                       ========    ==========

 6. RELATED PARTY TRANSACTIONS:

     Advertising revenues for 1997, 1998 and 1999 include approximately $12,000, $219,000 and $2,235,000, respectively, in revenues received from a corporate shareholder of the Company. At December 31, 1998 and 1999, approximately $103,000 and $24,000, respectively, of those amounts are included in accounts receivable. In addition, deferred revenue related to this corporate shareholder's advertising as of December 31, 1999 was $617,000.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

     In November 1998, Launch entered into an architectural development and assistance agreement with Intel Corporation. Pursuant to the terms of these agreements, Launch agreed to develop a product which is able to use the capabilities of a processor developed by Intel. In consideration, Intel agreed to pay Launch certain amounts and to provide technical assistance, and Launch agreed to pay Intel a portion of revenues derived from the developed product. Approximately $269,000 and $650,000 in development revenue for the years ended December 31, 1998 and 1999, respectively, has been recognized using the percentage of completion method on a cost to cost basis. The development revenue is included in subscription and other revenues in the statements of operations.

     In October 1998, the Board of Directors approved a loan of $100,000 to an officer/director of the Company, which is due upon demand, bears interest at 8% per annum and is collateralized by shares of the Company's common stock held by the officer/director. In addition, the Company has advanced amounts to other officers of $148,000 as of December 31, 1999. The advances and note receivable and accrued interest thereon are included in prepaid and other current assets.

     In February 1998, in conjunction with its Series D Stock sale, the Company entered into a strategic alliance and content provider agreement with a corporate shareholder and a technical assistance agreement with another corporate shareholder. Under the strategic alliance and content provider agreement, the Company will share equally with its strategic partner all net revenues, as defined in the agreements, generated through the alliance. Amounts paid under these agreements have not been material.

 7. OBLIGATIONS UNDER CAPITAL LEASES:

     The Company has a revolving capital lease line of credit for $2.0 million, which can be utilized until December 2000. The Company has net borrowings under this line of credit of approximately $1,374,000 as of December 31, 1999. This facility bears interest at the bank's prime rate (8.5% at December 31, 1999). The leased assets collateralize any borrowings under this line of credit.

 8. NOTES PAYABLE:

     Notes payable consist of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998         1999
                                                              ---------    --------
Note payable, principal and interest of $5,094 due monthly,
  interest at 10% per annum due December 2003...............  $ 239,750    $200,846
Note payable, principal and interest of $5,000 due monthly,
  interest at 10% per annum due October 1999................     83,254          --
Note payable due and payable in full December 1999 (present
  value at imputed interest of 10%).........................    407,346          --
Other.......................................................         --      19,773
                                                              ---------    --------
                                                                730,350     220,619
Less: current portion.......................................   (529,504)    (60,188)
                                                              ---------    --------
Non-current portion of notes payable........................  $ 200,846    $160,431
                                                              =========    ========

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

 9. INCOME TAXES:

     The provision for income taxes for 1997, 1998 and 1999 represents minimum state franchise taxes.

     The tax effected amounts of temporary differences as of December 31, 1998 and 1999 are as follows:

                                                              1998            1999
                                                          ------------    ------------
Deferred tax assets:
  Net operating loss carryforward.......................  $ 10,716,000    $ 23,239,000
  Allowances............................................       129,000           5,000
  Accrued vacation......................................        53,000         119,000
                                                          ------------    ------------
          Total deferred tax assets.....................    10,898,000      23,363,000
Valuation allowance.....................................   (10,578,000)    (23,034,000)
                                                          ------------    ------------
          Net deferred tax assets.......................       320,000         329,000
Deferred tax liability:
  Fixed assets..........................................      (320,000)       (329,000)
                                                          ------------    ------------
          Net deferred taxes............................  $         --    $         --
                                                          ============    ============

     The Company has net operating loss carryforwards as of December 31, 1999 available to offset future taxable income, if any, for federal and California state income tax purposes of approximately $58,097,000 and $29,108,000, which begin to expire in 2009 and 1999, respectively. Utilization of the net operating loss carryforwards may be subject to an annual limitation due to a change in ownership as defined under Section 382 of the Internal Revenue Code. Due to the net operating losses incurred to date, the Company has provided a full valuation allowance against its net deferred tax assets.

10. COMMITMENTS AND CONTINGENCIES:

LEASES

     The Company is committed to minimum rental payments under capital leases and noncancelable facility operating leases as follows:

                                                               CAPITAL      OPERATING
                  YEAR ENDING DECEMBER 31,                      LEASES        LEASES
                  ------------------------                    ----------    ----------
2000........................................................  $  970,771    $1,052,484
2001........................................................     665,978     1,330,227
2002........................................................     238,837     1,361,631
2003........................................................          --     1,200,170
2004........................................................          --       846,814
2005 and thereafter.........................................          --     1,548,515
                                                              ----------    ----------
          Total minimum lease payments......................   1,875,586    $7,339,841
                                                                            ==========
Less amount representing interest...........................    (240,678)
                                                              ----------
Present value of capital lease payments.....................   1,634,908
Less current portion........................................    (796,217)
                                                              ----------
Non-current portion.........................................  $  838,691
                                                              ==========

     The Company has an option to renew its primary facility operating lease for an additional four-year term. Rent expense was approximately $343,000, $512,000 and $976,000 for 1997, 1998 and 1999, respectively.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

11. CAPITALIZATION:

     The authorized capital stock of the Company as of December 31, 1999 consists of 75,000,000 shares of common stock, $.001 par value, and 6,580,405 shares of preferred stock, $.001 par value, of which 380,160 shares have been designated Series A Stock, 612,820 shares have been designated Series B Stock, 1,580,023 shares have been designated Series C Stock and 4,007,402 shares have been designated Series D Stock.

     As of December 31, 1998, the Company had four series of Mandatory Redeemable Convertible Preferred Stock (collectively "Preferred Stock") authorized and outstanding. The holders of the various series of Preferred Stock generally had the same rights and privileges; significant difference were as follows:

                                           DIVIDEND     LIQUIDATION    REDEMPTION
                                          PREFERENCE    PREFERENCE     PREFERENCE
                                          ----------    -----------    ----------
Series A Stock..........................    $0.170         $1.74         $1.74
Series B Stock .........................    $0.190         $3.20         $3.20
Series C Stock..........................    $0.285         $4.75         $4.75
Series D Stock..........................    $0.460         $7.65         $7.65

     The carrying amount of the Preferred Stock was being increased by periodic accretions so that the amount reflected in the balance sheet was equal to the mandatory redemption amount at the balance sheet date. Such increases are reflected in the calculation of net loss per common share in the same manner as dividends on nonredeemable preferred stock.

     Each share of Preferred Stock automatically converted into a share of common stock on April 22, 1999, the effective date of the Company's IPO.

12. STOCK OPTIONS AND WARRANTS:

  Options:

     Under the Company's 1994 and 1998 Stock Option Plans (the "Plans"), the Company has been authorized to grant options to purchase a maximum of 2,325,905 shares of common stock.

     The Company's Plans provide for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. Incentive stock options may be granted at no less than 100% of the fair market value of the Company's common stock on the date of grant as determined by the Board of Directors (110% if granted to an employee who owns 10% or more of the common stock). Options granted under the Plans vest ratably over a four-year period, except that new employees shall vest 25% of their shares after 12 months of employment. Options are exercisable for a period no longer that 10 years from date of grant. In the event option holders cease to be employed by the Company, all unvested options are forfeited.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

     The following table summarizes the stock option activity for the years ended December 31, 1997, 1998 and 1999:

                                           1997                 1998                  1999
                                    ------------------   ------------------   --------------------
                                              WEIGHTED             WEIGHTED               WEIGHTED
                                              AVERAGE              AVERAGE                AVERAGE
                                              EXERCISE             EXERCISE               EXERCISE
                                    SHARES     PRICE     SHARES     PRICE      SHARES      PRICE
                                    -------   --------   -------   --------   ---------   --------
Outstanding at beginning of         244,616    $1.25     243,700    $1.25       532,349    $ 1.25
  year............................
Granted -- price equals fair         23,000    $1.25          --    $1.25       621,800    $13.05
  value...........................
Granted -- price less than fair          --       --     326,800    $2.35            --        --
  value...........................
Exercised.........................  (15,766)   $1.25      (1,661)   $1.30      (188,470)   $ 1.59
Cancelled.........................   (8,150)   $1.25     (36,490)   $1.35      (107,233)   $10.39
                                    -------              -------              ---------
Outstanding at year-end...........  243,700    $1.25     532,349    $1.90       858,446    $ 8.99
                                    =======              =======              =========
Options exercisable at year-end...                                              229,244    $ 6.50
                                                                              =========
Options available for future                                                  1,156,028
  grant...........................
                                                                              =========

     The weighted average fair value of options granted during 1997, 1998 and 1999 was $0.32, $4.88 and $7.27, respectively.

     At December 31, 1999 the Company had reserved a total of 2,014,474 shares of common stock for issuance to its stock option holders.

     In connection with its option grants in 1998, the Company recorded unearned deferred compensation of approximately $1,400,000 for the year ended December 31, 1998. The amount is being amortized over the vesting period of four years from date of grant and approximately $193,000 and $443,000 was expensed during the years ended December 31, 1998 and 1999, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                         OPTIONS OUTSTANDING
                 ------------------------------------    OPTIONS EXERCISABLE
                                WEIGHTED                ----------------------
                                 AVERAGE     WEIGHTED                 WEIGHTED
                                REMAINING    AVERAGE                  AVERAGE
   RANGE OF        NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICE   OUTSTANDING      LIFE        PRICE     OUTSTANDING    PRICE
---------------  -----------   -----------   --------   -----------   --------
$ 1.25 - $ 3.00    313,633        8.06        $ 2.13      147,795      $ 1.96
$ 9.00 - $14.75    411,913        9.36        $10.88       44,949      $ 9.03
$17.00 - $22.00    132,900        9.44        $19.34       36,500      $21.80
                   -------                                -------
                   858,446        8.90        $ 8.99      229,244      $ 6.50
                   =======                                =======

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in 1997, 1998 and 1999, consistent

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES
with the provisions of Statement of Financial Accounting Standards No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                  1997          1998           1999
                                               ----------    -----------    -----------
Net loss
  As reported................................  $6,692,142    $13,418,761    $37,505,684
  Pro forma..................................  $6,706,857    $13,474,805    $38,476,270
Basic net loss per common share
  As reported................................  $     7.89    $     16.36    $      4.15
  Pro forma..................................  $     7.91    $     16.42    $      4.26

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes method following the IPO and the minimum value method prior to the IPO with the following assumptions (i) risk-free interest rate of 5.6% to 6.9%, (ii) expected option life of 5 years, (iii) forfeiture rate of zero, (iv) expected volitility of 0%, 0% and 81%, for 1997, 1998 and 1999, respectively, and (v) no expected dividends.

  Warrants:

     In the fourth quarter of 1999, the Company issued fully vested, nonforfeitable warrants to purchase 402,000 shares of common stock at an exercise price of $11.97 to $18.35 per share to major record labels for Internet music video distribution rights to stream catalog and new release music videos. Because the warrants are fully vested, are not subject to forfeiture and do not require any minimum performance requirements, the Company recognized approximately $5.0 million of expense based upon the fair value of the warrants on the date issued, which is classified as cost of warrants issued in the accompanying statements of operations and comprehensive loss.

     The Company issued warrants in 1997 and 1998 to purchase an aggregate of 544,496 shares of Common Stock at an exercise price of $1.25 per share which expire on September 8, 2002.

13. 401(k) SAVINGS PLAN:

     The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 15%) of their pretax earnings up to the Internal Revenue Services annual contribution limit. The Company is not required to contribute to the Savings Plan and has made no contributions since inception of the Savings Plan.

14. SUBSEQUENT EVENTS:

     In January 2000, the Company acquired Tourdates.com for $11.6 million primarily through the issuance of common stock. Tourdates.com is a premier online guide to local and national concert information. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
Of Launch Media, Inc. and Subsidiaries

     Our audits of the consolidated financial statements of Launch Media, Inc. and subsidiaries referred to in our report dated January 25, 2000, also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Woodland Hills, California
January 25, 2000

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
          FOR THE FISCAL YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                 BALANCE AT
                                BEGINNING OF   CHARGED TO    CREDITED                           BALANCE AT
         DESCRIPTION               PERIOD       REVENUES     REVENUES     DEDUCTIONS   OTHER   END OF PERIOD
         -----------            ------------   ----------   -----------   ----------   -----   -------------
Sales return and allowances:
Fiscal year ended 1997........    $177,460     $1,143,450   $  (835,874)    $   --     $  --     $485,036
Fiscal year ended 1998........    $485,036     $1,290,957   $(1,454,274)    $   --     $  --     $321,719
Fiscal year ended 1999........    $321,719     $  205,404   $  (514,520)    $   --     $  --     $ 12,603

                             BALANCE AT
                            BEGINNING OF   CHARGED TO    CREDITED                            BALANCE AT
       DESCRIPTION             PERIOD       REVENUES     REVENUES     DEDUCTIONS    OTHER   END OF PERIOD
       -----------          ------------   ----------   -----------   -----------   -----   -------------
Deferred tax valuation
  allowance:
Fiscal year ended 1997....  $ 2,752,000    $       --   $        --   $ 2,551,000   $  --    $ 5,303,000
Fiscal year ended 1998....  $ 5,303,000    $       --   $        --   $ 5,275,000   $  --    $10,578,000
Fiscal year ended 1999....  $10,578,000    $       --   $        --   $12,456,000   $  --    $23,034,000