Form 10-Q
period 2000-03-31
LAUNCH MEDIA INC
filed 2000-05-15
CIK 1076582

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25723

                               LAUNCH MEDIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                        95-4463753
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

      COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 13,509,180 SHARES OUTSTANDING AS OF April 30, 2000.



================================================================================

                        LAUNCH MEDIA, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS



                                                                                   PAGE NO.
                                                                                   --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Balance Sheets as of
                 December 31, 1999 and March 31, 2000 (unaudited)                      1
            Consolidated Statements of Operations and Comprehensive Loss for the
                 Three Months Ended March 31, 1999 and 2000 (unaudited)                2
            Consolidated Statements of Cash Flows for the
                 Three months ended March 31, 1999 and 2000 (unaudited)                3
            Notes to Consolidated Financial Statements                                 4
Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                             8
Item 3.     Quantitative and Qualitative Disclosures about Market Risk                24


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                         25
Item 2.     Changes in Securities                                                     25
Item 3.     Defaults Upon Senior Securities                                           25
Item 4.     Submission of Matters to a Vote of Security Holders                       25
Item 5.     Other Information                                                         25
Item 6.     Exhibits and Reports on Form 8K                                           25
            Signatures                                                                26
Exhibit 27  Financial Data Schedule                                                   27

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                              DECEMBER 31,     MARCH 31,
                                                                  1999            2000
                                                              ------------    ------------
                                                                       (UNAUDITED)
                               ASSETS:

Current assets:
  Cash and cash equivalents.................................  $    878,000    $   3,494,000
  Short-term investments....................................    55,007,000       45,464,000
  Securities available for sale.............................     1,684,000          496,000
  Accounts receivable, net of allowances of $13,000 (1999)
    and $71,000 (2000)......................................     4,027,000        4,542,000
  Inventory.................................................       273,000          306,000
  Prepaid and other current assets..........................     2,293,000        2,388,000
                                                              ------------    -------------
          Total current assets..............................    64,162,000       56,690,000
Property and equipment, net.................................     7,404,000        8,884,000
Intangible and other assets.................................    22,652,000       28,291,000
                                                              ------------    -------------
          Total assets......................................  $ 94,218,000    $  93,865,000
                                                              ============    =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................  $  2,767,000    $   2,946,000
  Accrued expenses..........................................     2,357,000        4,141,000
  Deferred revenue..........................................     1,197,000          314,000
  Notes payable and accrued interest........................        60,000          382,000
  Capital lease obligations, current portion................       796,000          956,000
                                                              ------------    -------------
          Total current liabilities.........................     7,177,000        8,739,000
Notes payable...............................................       160,000          966,000
Capital lease obligations, net of current portion...........       839,000        1,035,000
                                                              ------------    -------------
          Total liabilities.................................     8,176,000       10,740,000
                                                              ------------    -------------
Commitments and contingencies
Series A, B, C and D mandatory redeemable convertible
  preferred stock, $.001 par value; shares authorized
  6,580,405; none outstanding...............................            --               --
Stockholders' equity (deficiency):
  Common stock, $.001 par value, shares authorized
     75,000,000; shares issued and outstanding,
     12,849,686 (1999) and 13,498,011 (2000)................        13,000          14,000
  Additional paid-in capital................................   151,221,000     161,664,000
  Treasury stock............................................            --        (834,000)
  Other comprehensive income................................       684,000         (25,000)
  Unearned compensation.....................................      (765,000)       (689,000)
  Accumulated deficit.......................................   (65,111,000)    (77,005,000)
                                                              ------------    -------------
          Total stockholders' equity........................    86,042,000       83,125,000
                                                              ------------    -------------
          Total liabilities and stockholders' equity........  $ 94,218,000    $  93,865,000
                                                              ============    =============



  The accompanying notes are an integral part of these consolidated financial statements

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS


                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                    ---------------------------
                                                       1999            2000
                                                    -----------    ------------
                                                            (UNAUDITED)
Net revenues:
  Advertising and transaction fees................  $   711,000    $  3,705,000
  Content licensing...............................           --       2,176,000
  Subscription and other..........................      537,000         553,000
                                                    -----------    ------------
                                                      1,248,000       6,434,000
Operating expenses:
  Cost of revenues................................      651,000       1,133,000
  Sales and marketing.............................    2,830,000       7,501,000
  Content and product development.................    1,315,000       4,693,000
  General and administrative......................      600,000       2,190,000
  Depreciation and amortization...................      603,000       3,972,000
                                                    -----------    ------------
  Loss from operations............................   (4,751,000)    (13,055,000)
Interest income and other, net....................       19,000       1,167,000
                                                    -----------    ------------
  Loss before provision for income taxes..........   (4,732,000)    (11,888,000)
Provision for income taxes........................       10,000           6,000
                                                    -----------    ------------
  Net loss........................................   (4,742,000)    (11,894,000)
Accretion of mandatory redeemable convertible
  preferred stock.................................     (615,000)             --
                                                    -----------    ------------
  Net loss attributable to common stockholders....  $(5,357,000)   $(11,894,000)
                                                    ===========    ============
Basic and diluted net loss per common share.......  $     (4.32)   $      (0.89)
                                                    ===========    ============
Weighted average shares outstanding used in per
  share calculation...............................    1,241,000      13,390,000
                                                    ===========    ============
Comprehensive loss:
Net loss..........................................  $(4,742,000)   $(11,894,000)
Other comprehensive income:
  Unrealized loss on securities available for
     sale.........................................           --         (25,000)
                                                    -----------    ------------
Comprehensive loss................................  $(4,742,000)   $(11,919,000)
                                                    ===========    ============



  The accompanying notes are an integral part of these consolidated financial statements

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                               --------------------------
                                                                  1999           2000
                                                               -----------   ------------
                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................   $(4,742,000)  $(11,894,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       603,000      3,972,000
    Non-cash charges for issuance of equity securities......       346,000             --
    Allowance for sales returns.............................       (93,000)        58,000
    Amortization of deferred compensation...................       120,000         76,000
    Gain on sale of securities..............................            --        488,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable.......................      (282,000)      (543,000)
      Increase in inventory.................................       (53,000)       (33,000)
      Increase in prepaid and other current assets..........      (714,000)       (92,000)
      Increase in accounts payable..........................       762,000        177,000
      Increase in accrued expenses..........................       288,000      1,266,000
      Increase (decrease) in deferred revenue...............       390,000       (883,000)
                                                               -----------   ------------
         Net cash used in operating activities..............    (3,375,000)    (7,408,000)
                                                               -----------   ------------
Cash flows from investing activities:
  Decrease (increase) in short-term investments.............                     (480,000)
  Purchases of property and equipment.......................      (166,000)    (1,703,000)
  Purchases of securities...................................            --    (37,924,000)
  Maturities of securities..................................     4,993,000     50,467,000
  Acquisition of business...................................      (302,000)      (984,000)
  Proceeds from sale of securities..........................            --        968,000
  Increase in other assets..................................        (6,000)      (189,000)
                                                               -----------   ------------
         Net cash provided by investing
           activities.......................................     4,519,000     10,155,000
                                                               -----------   ------------
Cash flows from financing activities:
  Payments under capital lease obligations..................       (55,000)      (189,000)
  Payments under notes payable..............................            --         (9,000)
  Proceeds from notes payable...............................     1,500,000        839,000
  Acquired treasury stock...................................            --       (834,000)
  Proceeds from exercise of stock options...................        31,000         62,000
                                                               -----------   ------------
         Net cash provided by (used in) financing activities     1,476,000       (131,000)
                                                               -----------   ------------
         Increase (decrease) in cash and cash equivalents...     2,620,000      2,616,000
    Cash and cash equivalents, beginning of year............     1,735,000        878,000
                                                               -----------   ------------
    Cash and cash equivalents, end of year..................   $ 4,355,000    $ 3,494,000
                                                               ===========   ============
Supplementary disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................   $    23,000    $    45,000
    Taxes...................................................   $    10,000    $     2,000
Supplementary disclosure of noncash transactions:
    Equipment acquired under capital leases.................   $   302,000    $   544,000
    Issuance of common stock for acquisitions...............   $ 8,931,000    $10,612,000
    Equipment acquired under note payable...................   $        --    $ 1,100,000


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

        On April 23, 1999 the Company effected an initial public offering ("IPO") of 3,500,000 shares of its common stock at a price of $22 per share. On May 19, 1999, the underwriters exercised their over-allotment option to purchase an additional 510,000 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $80.9 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Launch Media, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

UNAUDITED INTERIM FINANCIAL INFORMATION

        The unaudited interim consolidated financial statements of the Company for the three months ended March 31, 1999 and 2000, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

        In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 2000, respectively. The results for the three months ended March 31, 2000 are not necessarily indicative of the expected results for the full fiscal year or any future period.


BASIS OF PRESENTATION

        These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC").

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

REVENUE RECOGNITION

        The Company's revenues have been derived primarily from the sale of advertising and sponsorships, syndicating content to radio stations and other Internet sites, transaction fees and annual subscriptions relating to Launch on CD-ROM. Revenues for sponsorships across the Launch media properties are recognized ratably over the sponsorship term which ranges from one to twelve months. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears. With respect to launch.com, revenues from advertisements are recognized ratably in the period in which the advertisement is displayed, provided that no significant Launch obligations remain.

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

        Advertising revenues also include barter revenues, which represent an exchange by Launch of advertising space on Launch on CD-ROM for advertising space on other Web sites. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the advertisements received or delivered based on advertising rates currently in effect. Barter revenues are recognized when the advertisements are run on the Launch media properties. Barter expenses are recognized when Launch's advertisements are run on the reciprocal Web sites or other advertising medium, which is typically in the same period as when the advertisements are run on the Launch media properties. Revenues and expenses recognized from barter transactions were approximately $208,000 and $330,000 for the three months ended March 31, 1999 and 2000, respectively.

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

        Diluted net loss per share for the three months ended March 31, 1999 and 2000, does not include the effect of options and warrants to purchase 1,360,972 and 2,566,422 shares of common stock, respectively and 5,918,230 shares of Mandatory Redeemable Convertible Preferred Stock as of March 31, 1999 on an "as-if-converted" basis as the effect of their inclusion is anti-dilutive.


3. RELATED PARTY TRANSACTIONS

        Advertising and transaction fees for the three months ended March 31, 2000 included approximately $745,000 in revenues received from a corporate shareholder of the Company.

        In April 1999, the Company and another corporate shareholder entered into a sponsorship and content license agreement and a music video license agreement upon the closing of the IPO. Advertising revenues for the three months ended March 31, 2000 were approximately $418,000. This revenue is included in advertising and transaction fees in the consolidated statement of operations.

4. INCOME TAXES

        The Company's income tax provision consist of minimum state franchise taxes.

5. CAPITAL LEASE LINE OF CREDIT AND FINANCING FACILITY

        The Company has a revolving capital lease line of credit for $2.0 million. At March 31, 2000, $1.8 million was outstanding under this line of credit. This facility bears interest at the bank's prime rate (8.25% at March 31, 2000). The leased assets collateralize any borrowings under this line of credit.

        On March 28, 2000, the Company entered into a promissory note with a credit corporation in the amount of $1.1 million to purchase equipment. The promissory note accrues interest at 15.4% per annum and requires monthly interest and principal payments. Any acquired assets collateralize borrowings under this facility.


6. BUSINESS ACQUISITIONS

Acquisition of Tourdates.com

        On January 14th, 2000, the Company acquired all of the outstanding shares of Musicom, Inc., d.b.a. Tourdates.com. Tourdates.com is a premier online guide to local and national concert information. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

        The total purchase price of approximately $12 million was comprised of 626,556 shares of the Company's common stock with an estimated fair value of approximately $10.6 million, a cash payment of approximately $1 million and assumed liabilities and transaction costs of approximately $400,000. The excess purchased price over net tangible assets acquired is estimated to be approximately $12 million and is being amortized over an estimated average useful life of approximately 3 years.

7.  PRO FORMA RESULTS

        Pro forma results of operations for the three months ended March 31, 1999 and 2000, assuming the completion of the Company's acquisitions of SW Networks Inc. and Musicvideos.com as of January 1, 1999:


                                                       1999           2000
                                                    -----------    -----------
Net revenue.......................................  $ 2,444,000    $  6,434,000
Net loss..........................................  $(6,706,000)   $(11,894,000)
Basic and diluted loss per share..................  $      (.79)   $       (.89)
Weighted average common shares used in per share
  calculation.....................................    8,515,000     13,390,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business, operations and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimates", "projects", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed in the Company's other public filings, press releases and statements by the Company's management, including (i) the volatile and competitive nature of the Internet and music industries, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on the Company's business, and (iv) the effect of any future acquisitions. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

The Company's fiscal year ends on December 31 of each calendar year.

RECENT EVENTS

        On January 28, 2000, Launch entered into a strategic partnership making the Wherehouse Online Stores the exclusive e-commerce provider for pre-recorded CDs and cassettes, videos and video games for launch.com. Similarly, CheckOut.com announced the introduction of the Wherehouse Online Stores, featuring dedicated stores for music, movies and related merchandise. CheckOut.com recently received a $20 million investment from Wherehouse and will operate the Wherehouse Online Stores under the CheckOut.com umbrella. In addition, CheckOutMusic.com has become a partner in Launch's Online Music Group
(OMG). Launch.com has also become a content provider for CheckOutMusic.com. The Wherehouse Online Stores have been integrated into launch.com. Launch receives a share of revenue on all merchandise purchased on the Wherehouse Online Stores.

        On February 16, 2000, Launch announced the consumer release of the unique streaming music service Launchcast. Prior to consumer release, Launchcast had been available in beta preview since November and had amassed over 100,000 stations, created by launch.com members. Launch.com members have the ability to become virtual "DJs" when they create a Launchcast station tailored to their musical tastes. Currently, there are over 60,000 songs available in over 70 music genres, with more to be added continuously as Launchcast develops. Launch has leveraged the technology of iBEAM Broadcasting, Microsoft and Sonic Foundry to bring Launchcast, to consumers.

        On March 16, 2000, Launch announced the creation of Launch Japan. The newly formed company will be based in Tokyo with Softbank Publishing owning a 50% stake, Launch owning a 30% stake and Yahoo! Japan and Tokyo Broadcasting System (TBS) each owning a 10% stake. The format of Launch Japan will mirror that of Launch.com, offering members personalized music information, music videos, streaming audio, exclusive artist interviews and music-related news, charts, tour information and exclusive editorial content. The site was launched on April 1, 2000 at www.launch.co.jp. Launch.com will license its music content to Launch Japan under an exclusive agreement. The deal represents Launch Media's first international partnership. We believe that this venture will increase our content and provide us with key exposure to the Japanese music marketplace.

OVERVIEW

        Launch is a digital media company focused on music. Launch leverages the inherent advantages of digital media to offer consumers a compelling music discovery experience while providing record labels, artists, advertisers and merchants a valuable marketing platform. Our content is delivered on the Internet at www.launch.com and on the monthly Launch on CD-ROM.

        Launch was incorporated in February 1994, and we published the first issue of Launch on CD-ROM in May 1995. Through July 1998, we distributed Launch on CD-ROM bi-monthly, and since that time, we have distributed it monthly. Launch.com was first made available in October 1997. As of March 31, 2000, launch.com had approximately 3.5 million registered members, and Launch on CD-ROM had approximately 265,000 subscribers. Doubleclick, Inc. our third party ad server, reported that in March 31, 2000 there were approximately 3.2 million unique visitors to launch.com.

        Launch has incurred significant net losses and negative cash flows from operations since its inception, and as of March 31, 2000, had an accumulated deficit of approximately $77.0 million. Launch intends to continue to make significant financial investments in marketing and promotion, content development and technology and infrastructure development. As a result, Launch believes that it will incur operating losses and negative cash flows from operations for the foreseeable future, and that such losses and negative cash flows will increase for at least the next year.

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

        We have entered into various license arrangements, strategic alliances and business acquisitions in order to build our audience, provide music-specific content, generate additional online traffic, increase subscriptions and memberships and establish additional sources of revenue. Our business acquisitions, arrangements and alliances have resulted in a variety of non-cash charges that will affect our operating results over the next several fiscal periods.

RESULTS OF OPERATIONS

Net Revenues:

        Net revenues increased 433% from $1.2 million for the three months ended March 31, 1999 to $6.4 million for the three months ended March 31, 2000. The increase in net revenues was attributable primarily to an increase in advertising and content licensing revenues.

        Advertising And Transaction Fees. Advertising and transaction fees increased 421% from $711,000 or 57% of net revenues, for the three months ended March 31, 1999 to $3.7 million, or 58% of net revenues, for the three months ended March 31, 2000. Advertising revenues increased primarily as a result of an increased number of advertisers and sponsors on Launch's media properties, including revenue from Sony and Intel's advertising sponsorship. During 1999 and the first three months of 2000, Launch continued to expand its advertising sales force, in particular focusing its sales efforts on sponsorships or advertisements that covered all of Launch's media properties. In addition, the inventory of impressions available on our web site increased as registered and unique users on launch.com increased. Advertising revenues have also increased as a result of the recent rise in demand for radio advertising time. Launch expects advertising revenue will continue to represent a significant portion of its net revenues for the foreseeable future. Included in advertising revenues are revenues recognized from barter transactions of $208,000, or 29.3% of advertising revenues, for the first three months of 1999 and $330,000, or 8.9% of advertising revenues, for the first three months of 2000.

        Content Licensing. Content licensing revenues for the three months ended March 31, 2000 were $2.2 million, or 33.8% of total net revenues. Content licensing revenue is primarily generated from Launch Radio Networks (LRN) by providing news and information to radio stations in exchange for advertising radio spots. These radio spots are sold through a third-party advertising agency and recognized as revenue when the radio station broadcasts the advertisement. Content licensing revenues in prior years were immaterial and were captured in subscriptions and other revenues. Content licensing revenues from LRN depend on both the number of music and music related spots we are able to create and on the radio market's demand for news and information. While LRN revenue comprises the majority of our content licensing, we expect LRN revenues to decrease as a percentage of total content licensing as we continue to expand our content syndication.

        Subscriptions and Other Revenues. Subscriptions and other revenues increased 3% from $537,000, or 43.0% of total net revenues for the three months ended March 31, 1999 to $553,000, or 8.6% of total net revenues for the three months ended March 31, 2000. Subscription revenue for the three months ended March 31, 2000 was $414,000, or 6.4% of total net revenues.

Operating Expenses

        Cost of Revenues. Cost of revenues consists primarily of OMG expenses, Launch on CD-ROM manufacturing and packaging costs and related subscription distribution costs. Cost of revenues increased 74.0% from $651,000, or 52.1% of net revenues, during the three months ended March 31, 1999 to $1.1 million, or 17.6% of net revenues, during the three months ended March 31, 2000. The increase in cost of revenues during the three months ended March 31, 2000 was primarily the result of the release of an additional issue of Launch on CD-ROM and banner inventory costs relating to OMG. We expect cost of good sold as a percentage of net revenues and in absolute dollars to decrease as Launch on CD-ROM is phased out.

        Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising and marketing costs, promotional costs and the cost of the direct marketing, commissions paid to the media representative firms, radio affiliate sales and advertising sales force. Sales and marketing expenses increased 165% from $2.8 million, or 226.8% of net revenues, during the three months ended March 31, 1999 to $7.5 million, or 116.6% of net revenues, during the three months ended March 31, 2000. The increase in sales and marketing expenses occurred primarily due to the cost of acquiring new registered users on launch.com including distribution agreements and promotions, advertising for Launch on other websites, the hiring of additional sales and marketing personnel, increased sponsorships of music events, and increased marketing to promote the Launch brand. We expect sales and marketing expenses to increase significantly in absolute dollars as we pursue an aggressive marketing campaign and enter into additional distribution agreements to increase the audience on launch.com, expand marketing of the Launch brand and hire additional sales and marketing personnel.

        Content and Product Development Expenses. Content and product development expenses consist primarily of editorial expenses, which includes video production and editorial writers, programming costs for Launch Radio Networks, art production, hosting and bandwidth, software licenses, and Web development costs. Content and product development expenses increased 256.9% from $1.3 million, or 105.4% of net revenues, during the three months ended March 31, 1999 to $4.7 million, or 72.9% of net revenues, during the three months ended March 31, 2000. Content and product development expenses increased in the three months ending March 31, 2000 due to costs of further developing and enhancing the launch.com Web site, including product development costs, significant additions to personnel, and software license costs. We believe that significant investments in content and product development are required to remain competitive. Therefore, we expect that content and product development expenses will continue to increase in absolute dollars for the foreseeable future.

        General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, legal, human resources and accounting. Also included are facilities costs and fees for professional services. General and administrative expenses increased 265.0% from $600,000, or 48.1% of net revenues, during the three months ended March 31, 1999 to $2.2 million, or 34.0% of net revenues, during the three months ended March 31, 2000. The absolute dollar increase in general and administrative expenses in the three months ending March 31, 2000 was primarily attributable to salary and related expenses for additional personnel and increases in facilities costs. Launch believes our infrastructure to be primarily in place. However, we anticipate slight increases in hiring additional personnel, expanding facilities and additional costs related to being a public company, including costs related to investor relations programs and professional service fees.

        Depreciation and Amortization. Depreciation and amortization was $4.0 million during the three months ended March 31, 2000 and primarily consisted of $3,200,000 of amortization of excess purchase price over tangible net assets acquired arising from its acquisitions and $772,000 of depreciation.

        Interest Income And Other, Net. Interest income and other, net, consists of interest earned on cash and cash equivalents and short-term investments, offset by interest expense on borrowings and net gains or losses from the sale of securities held for sale. Net interest income and other was $19,000 during the three months ended March 31, 1999 compared to net interest and other income of $1.2 million during the three months ended March 31, 2000 and is a result of investing net proceeds from the Company's IPO and a realized gain of $488,000 as a result of selling certain of its securities held for sale.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, Launch has financed its operations primarily through a public issuance of common stock, private placements of preferred stock and, to a lesser extent, from the revenues generated by operations. As of March 31, 2000, Launch had approximately $48.9 million in cash and cash equivalents and short term investments.

        Net cash used in operating activities increased to $7.4 million for the first three months of 2000 from $3.4 million for the first three months of 1999. The increase in net cash used in operating activities is substantially attributable to the increased net loss, excluding non-cash charges.

        Net cash provided by investing activities was $10.1 million for the first three months of 2000, as compared to net cash provided by investing activities of $4.5 million for the first three months of 1999. The increase in net cash provided by investing activities resulted primarily from the significant purchase of securities which took place during the first three months of 2000 as a result of investing the cash raised in our IPO. This cash is predominantly invested in instruments that are highly liquid, are of high quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes.

        Net cash used by financing activities was $130,000 for the first three months of 2000, compared to $1.5 million provided for the first three months of 1999.

        We have a revolving capital lease line of credit for $2.0 million. At March 31, 2000, $1.8 million was outstanding under this line of credit. This facility bears interest at the bank's prime rate (8.25% at March 31, 2000). The leased assets collateralize any borrowings under this line of credit. In addition, on March 28, 2000, we entered into a promissory note with a credit corporation in the amount of $1.1 million. The promissory note accrues interest at 15.4% per annum and requires monthly interest and principal payments. Any acquired assets collateralize borrowings under this facility.

        We have experienced a substantial increase in our capital expenditures and operating lease arrangements since inception, which is consistent with the growth in our operations and staffing, and anticipate that this will continue for the foreseeable future. Additionally, Launch will continue to evaluate possible investments in businesses, products and technologies, and plans to expand its sales and marketing programs and conduct more aggressive brand promotions. Launch currently expects that the net proceeds from its IPO, together with its existing capital lease line of credit and available funds, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. There can be no assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate. Launch may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on terms favorable to Launch. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, Launch may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on Launch's business, financial condition and results of operations.

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

        We incurred net losses of $6.7 million in 1997, $13.4 million in 1998 and $37.5 million in 1999 and $11.9 million for the 3 months ended March 31, 2000. As of March 31, 2000, our accumulated deficit was $77.0 million. We have not achieved profitability and expect to incur operating losses for the foreseeable future. We expect these operating losses to increase for at least the next year. We will need to generate significant revenues to achieve and maintain profitability, and we cannot assure you that we will be able to do so. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or an annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance will likely be adversely affected. See "Selected Financial Data" for more detailed information regarding our historical operating results.

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

BECAUSE WE DEPEND PRINCIPALLY UPON ADVERTISING REVENUES, IF WE DO NOT INCREASE ADVERTISING SALES, OUR BUSINESS MAY NOT GROW OR SURVIVE

        Our revenues for the foreseeable future will depend substantially on sales of advertising. In 1998 advertising sales accounted for 60.6% of our net revenues, in 1999 they accounted for 53.9% of our net revenues, and for the three months ended March 31, 2000 they accounted for 57.6%. If we do not increase advertising revenues, our business may not grow or survive. Increasing our advertising revenues depends upon many factors, including our ability to do the following:

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

TRACKING AND MEASUREMENT STANDARDS FOR ADVERTISING ARE EVOLVING AND CREATE UNCERTAINTY ABOUT THE VIABILITY OF OUR BUSINESS MODEL

        There are currently no standards for the measurement of the effectiveness of advertising on the Internet and other digital media, and the industry may need to develop standard measurements. The absence or insufficiency of these standards could adversely impact our ability to attract and retain advertisers. We cannot assure you that such standard measurements will develop. In addition, currently available software programs that track Internet usage and other tracking methodologies are rapidly evolving. We cannot assure you that the development of such software or other methodologies will keep pace with our information needs, particularly to support the growing needs of our internal business requirements and advertising clients. For instance, DoubleClick, Inc., our third party ad server, reported that there were 6.6 million unique visitors in March 2000. Our advertisers may rely on this data or other similar data to determine whether to advertise on Launch, and adverse data from this or other sources in any particular period may cause advertisers not to advertise on Launch.

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

        We currently anticipate that our available cash resources, combined with the net proceeds from our IPO, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the 12 months following the date of this Report on Form 10-Q.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The net proceeds to the Company from the sale of the 4,010,000 shares of Common Stock in the Company's initial public offering (Registration Statement No. 333-72433 and No. 333-76871), effective April 22, 1999, including the underwriter's exercise of their over-allotment option on May 18, 1999, were approximately $81,000,000 after deducting underwriting discounts and commissions and other offering expenses. Our use of proceeds through March 31, 2000 conformed to the intended use of proceeds described in our prospectus relating to the IPO. From the date of the IPO through March 31, 2000, Launch has spent $25.6 million of the net proceeds on sales and marketing, $13.5 million of the net proceeds on content and product development expenses, $5.7 million on general and administrative expenses, $4.9 million on capital expenditures and $1.5 million on acquisitions. The balance of the net proceeds of the IPO have been invested in investment grade, interest bearing securities.

        On January 14, 2000, Launch issued 626,556 shares of common stock in connection with its acquisition of Tourdates.com pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


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


                                   Dated  May 15, 2000
                                         -------------------

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