Form 10-Q
period 2000-06-30
LAUNCH MEDIA INC
filed 2000-08-11
CIK 1076582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

        COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 13,561,790 SHARES OUTSTANDING AS OF JULY 31, 2000.

================================================================================

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION                                                  PAGE NO.
Item 1.     Financial Statements
            Consolidated Balance Sheets as of
                 December 31, 1999 and June 30, 2000 (unaudited)                       1
            Consolidated Statements of Operations and Comprehensive Loss for the
                 Three and Six Months Ended June 30, 1999 and 2000 (unaudited)         2
            Consolidated Statements of Cash Flows for the
                 Three and Six Months Ended June 30, 1999 and 2000 (unaudited)         3
            Notes to Consolidated Financial Statements                                 4
Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                             8
Item 3.     Quantitative and Qualitative Disclosures about Market Risk                24


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                         25
Item 2.     Changes in Securities                                                     25
Item 3.     Defaults Upon Senior Securities                                           25
Item 4.     Submission of Matters to a Vote of Security Holders                       25
Item 5.     Other Information                                                         25
Item 6.     Exhibits and Reports on Form 8K                                           25
            Signatures                                                                27
Exhibit 27  Financial Data Schedule                                                   28

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                     DECEMBER 31,        June 30,
                                                                        1999                2000
                                                                    -------------       -------------
                                                                                         (UNAUDITED)
                               ASSETS:
Current assets:
  Cash and cash equivalents ..................................      $     878,000       $   3,780,000
  Short-term investments .....................................         55,007,000          36,244,000
  Current Securities available for sale ......................          1,684,000             530,000
  Accounts receivable ........................................          4,027,000           5,871,000
  Inventory ..................................................            273,000             369,000
  Prepaid and other current assets ...........................          2,293,000           2,848,000
                                                                    -------------       -------------
          Total current assets ...............................         64,162,000          49,642,000

Property and equipment, net ..................................          7,404,000           9,936,000
Intangible and other assets ..................................         22,652,000          24,909,000
                                                                    -------------       -------------
          Total assets .......................................      $  94,218,000       $  84,487,000
                                                                    =============       =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable ...........................................      $   2,767,000       $   4,216,000
  Accrued expenses ...........................................          2,357,000           5,171,000
  Deferred revenue ...........................................          1,197,000             172,000
  Notes payable, current portion .............................             60,000             574,000
  Capital lease obligations, current portion .................            796,000             881,000
                                                                    -------------       -------------
          Total current liabilities ..........................          7,177,000          11,014,000

Notes payable, net of current portion ........................            160,000           1,138,000
Capital lease obligations, net of current portion ............            839,000             855,000
                                                                    -------------       -------------
          Total liabilities ..................................          8,176,000          13,007,000
                                                                    -------------       -------------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value, shares authorized
     75,000,000; shares issued and outstanding,
     12,849,686 (1999) and 13,550,280 (2000) .................             13,000              14,000
  Additional paid-in capital .................................        151,221,000         161,552,000
  Other comprehensive income .................................            684,000            (190,000)
  Unearned compensation ......................................           (765,000)           (652,000)
  Accumulated deficit ........................................        (65,111,000)        (89,244,000)
                                                                    -------------       -------------
          Total stockholders' equity .........................         86,042,000          71,480,000
                                                                    -------------       -------------
          Total liabilities and stockholders' equity .........      $  94,218,000       $  84,487,000
                                                                    =============       =============



  The accompanying notes are an integral part of these consolidated financial statements.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS


                                                           FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                      ENDED JUNE 30,
                                                       ------------------------------      ------------------------------
                                                           1999              2000              1999              2000
                                                       ------------      ------------      ------------      ------------
                                                                (UNAUDITED)                          (UNAUDITED)
Net revenues:
   Advertising and transaction fees ..............     $  1,852,000      $  5,064,000      $  2,563,000      $  8,769,000
   Content licensing .............................        1,350,000         2,210,000         1,350,000         4,386,000
   Subscription and other ........................          280,000           547,000           817,000         1,099,000
                                                       ------------      ------------      ------------      ------------
                                                          3,482,000         7,821,000         4,730,000        14,254,000
Operating expenses:
  Cost of revenues ...............................          827,000         1,314,000         1,478,000         2,447,000
  Sales and marketing ............................        5,720,000         7,959,000         8,550,000        15,460,000
  Content and product development ................        2,637,000         4,684,000         3,952,000         9,377,000
  General and administrative .....................        1,020,000         2,391,000         1,620,000         4,582,000
  Depreciation and amortization ..................        2,121,000         4,196,000         2,724,000         8,166,000
                                                       ------------      ------------      ------------      ------------
  Loss from operations ...........................       (8,843,000)      (12,723,000)      (13,594,000)      (25,778,000)
Interest income and other, net ...................          265,000           484,000           285,000         1,651,000
                                                       ------------      ------------      ------------      ------------
  Loss before provision for income taxes .........       (8,578,000)      (12,239,000)      (13,309,000)      (24,127,000)
Provision for income taxes .......................            2,000                --            12,000             6,000
                                                       ------------      ------------      ------------      ------------
  Net loss .......................................       (8,580,000)      (12,239,000)      (13,321,000)      (24,133,000)
Accretion of mandatory redeemable convertible
  preferred stock ................................         (150,000)               --          (765,000)               --
                                                       ------------      ------------      ------------      ------------
  Net loss attributable to common stockholders ...     $ (8,730,000)     $(12,239,000)     $(14,086,000      $(24,133,000)
                                                       ============      ============      ============      ============
Basic and diluted net loss per common share ......     $      (0.87)     $      (0.91)     $      (2.49)     $      (1.79)
                                                       ============      ============      ============      ============
Weighted average shares outstanding used in per
  share calculation ..............................       10,015,000        13,514,000         5,652,000        13,455,000
                                                       ============      ============      ============      ============
Comprehensive loss:
Net loss .........................................     $ (8,580,000)     $(12,239,000)     $(13,321,000)     $(24,133,000)
Other comprehensive income:
  Unrealized loss on securities available for
     sale ........................................               --          (165,000)               --          (546,000)
                                                       ------------      ------------      ------------      ------------
Comprehensive loss ...............................     $ (8,580,000)     $(12,404,000)     $(13,321,000)     $(24,679,000)
                                                       ============      ============      ============      ============



  The accompanying notes are an integral part of these consolidated financial statements.

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                    ------------------------------
                                                                        1999              2000
                                                                    ------------      ------------
                                                                             (UNAUDITED)
Cash flows from operating activities:
  Net loss ....................................................     $(13,321,000)     $(24,133,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization .............................        2,985,000         8,168,000
    Non-cash charges for issuance of equity securities ........          723,000                --
    Allowance for sales returns ...............................         (107,000)          101,000
    Amortization of deferred compensation .....................          243,000           113,000
    Gain on sale of securities ................................               --          (488,000)
    Changes in operating assets and liabilities:
      Increase in accounts receivable .........................       (1,748,000)       (1,916,000)
      Increase in inventory ...................................         (183,000)          (96,000)
      Increase in prepaid and other current assets ............       (1,314,000)         (323,000)
      Increase in accounts payable ............................        1,724,000         1,447,000
      Increase in accrued expenses ............................        1,157,000         2,296,000
      Increase (decrease) in deferred revenue .................        2,234,000        (1,025,000)
                                                                    ------------      ------------
         Net cash used in operating activities ................       (7,607,000)      (15,856,000)
                                                                    ------------      ------------
Cash flows from investing activities:
  Increase in short-term investments ..........................               --          (200,000)
  Purchases of property and equipment .........................         (387,000)       (3,093,000)
  Purchases of securities .....................................      (79,654,000)      (37,428,000)
  Maturities of securities ....................................        4,993,000        59,688,000
  Decrease (increase) in other assets .........................          (57,000)         (181,000)
  Proceeds from sale of securities ............................               --           968,000
  Acquisition of businesses ...................................         (302,000)         (984,000)
                                                                    ------------      ------------
         Net cash provided by (used in) investing
           activities .........................................      (75,407,000)       18,770,000
                                                                    ------------      ------------
Cash flows from financing activities:
  Payments under capital lease obligations ....................         (137,000)         (445,000)
  Payments under notes payable ................................          (10,000)         (126,000)
  Proceeds from notes payable .................................        1,500,000           839,000
  Acquired treasury stock .....................................               --          (834,000)
  Proceeds from issuance of common stock ......................       80,816,000                --
  Proceeds from exercise of stock options .....................          189,000           184,000
  Proceeds from employee stock purchase plan ..................               --           370,000
                                                                    ------------      ------------
         Net cash provided by (used in) financing activities ..       82,358,000           (12,000)
                                                                    ------------      ------------
         Increase (decrease) in cash and cash equivalents .....         (656,000)        2,902,000
    Cash and cash equivalents, beginning of period ............        1,735,000           878,000
                                                                    ------------      ------------
    Cash and cash equivalents, end of period ..................     $  1,079,000      $  3,780,000
                                                                    ============      ============
Supplementary disclosure of cash flow information: Cash paid during the period for:
    Interest ..................................................     $     53,000      $    150,000
    Taxes .....................................................     $      6,000      $      2,000
Supplementary disclosure of noncash transactions:
    Equipment acquired under capital leases ...................     $    410,000      $    544,000
    Issuance of common stock for acquisitions .................     $ 23,231,000      $ 10,612,000
    Equipment acquired under notes payable ....................     $         --      $  1,582,000
    Treasury stock issued to employees relating
     to the employee stock purchase plan ......................     $         --      $    834,000



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

UNAUDITED INTERIM FINANCIAL INFORMATION

        The unaudited interim consolidated financial statements of the Company for the three and six months ended June 30, 1999 and 2000, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

        In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2000, and the results of its operations and its cash flows for the three and six months ended June 30, 1999 and 2000. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the expected results for the full fiscal year or any future period.


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

REVENUE RECOGNITION

        The Company's revenues have been derived primarily from the sale of advertising, content licensing, transaction fees and annual subscriptions relating to Launch on CD-ROM. Revenues for sponsorships across the Launch media properties are recognized ratably over the sponsorship term which ranges from one to twelve months. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears. With respect to launch.com, revenues from advertisements are recognized ratably over the period in which the advertisement is displayed, provided that no significant Launch obligations remain.

        Content licensing revenue includes revenue resulting from Launch's business to business content licensing. Launch obtains on-air radio advertising in exchange for music news content. Launch sells this inventory to other web sites for cash and recognizes revenue when the radio stations broadcast the advertisement. In addition, revenue from syndication of Launch content is recognized ratably over the contract term which is typically one year.

        Advance payments for Launch on CD-ROM subscriptions are deferred and recognized over the term of the related subscription, typically 12 months. Advance payments for sponsorships are deferred and recognized over the term of the sponsorship.

        Advertising revenues also include barter revenues, which represent an exchange by Launch of advertising space on the Company's media properties for advertising space on other Web sites. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the advertisements received or delivered based on advertising rates currently in effect. Barter revenues are recognized when the advertisements are run on the Company's media properties. Barter expenses are recognized when Launch's advertisements are run on the reciprocal Web sites or other advertising medium, which is typically in the same period as when the advertisements are run on the Company's media properties. Revenues and expenses recognized from barter transactions were approximately $270,000 and $504,000 for the three months ended June 30, 1999 and 2000, respectively, or 14.6% and 10.0% of advertising and transaction fees, respectively, and were approximately $478,000 and $834,000 for the six months ended June 30 1999 and 2000, respectively, or 18.6% and 9.5% of advertising, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

        On June 26, 2000, the SEC staff issued SAB 101B to provide registrants with additional time to implement guidance contained in SAB 101, Revenue Recognition in Financial Statements. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management is evaluating the impact this statement may have on the company's financial statements.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No.44 ("FIN No.44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN No.44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No.25, "Accounting for Stock issued to Employees." Management does not believe that the adoption of FIN No.44 will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the year beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. SAFS No. 133 was amended by SFAS No. 138 in June 2000. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

COMPUTATION OF NET LOSS PER SHARE

        In accordance with SFAS No. 128, "Computation of Earnings Per Share", basic earnings per share is computed using the weighted average number of shares outstanding during the period and diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are required to be included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

        Diluted net loss per share for the three months ended June 30, 2000, does not include the effect of options and warrants to purchase 1,627,176 and 946,496 shares of common stock, respectively.


3. RELATED PARTY TRANSACTIONS

        In April 1999, the Company and another corporate shareholder entered into a sponsorship and content license agreement and a music video license agreement upon the closing of the IPO. Advertising revenues for the three and six months ended June 30, 2000 were approximately $409,000 and $827,000, respectively. This revenue is included in advertising and transaction fees in the consolidated statement of operations.

        On June 19, 2000, Launch entered into a definitive agreement to acquire The Warped Tour, a summer concert series. The transaction is expected to close prior to September 30, 2000.


4. INCOME TAXES

        The Company's income tax provision consists of minimum state franchise taxes.

5. CAPITAL LEASE LINE OF CREDIT AND FINANCING FACILITY

        The Company has a revolving capital lease line of credit for $2.0 million. At June 30, 2000, $1.7 million was outstanding under this line of credit. This facility bears interest at the bank's prime rate (9.5% at June 30, 2000). The leased assets collateralize any borrowings under this line of credit.

        The Company has an additional line of credit for $3.0 million to finance capital expenditures. The line of credit accrues interest at 15% per annum and requires monthly interest and principal payments. At June 30, 2000, $1.6 million was outstanding under this line. The acquired assets collateralize any borrowings under this facility.

6. PRO FORMA RESULTS

        Pro forma results of operations for the three and six months ended June 30, 1999, presented by combining the results of operations of the Company's acquisitions of SW Networks Inc. (April 1999) and Musicvideos.com (February
1999) with the results of operations of the Company were as follows.


                                                           FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                            ENDED JUNE 30, 1999     ENDED JUNE 30, 1999
                                                           --------------------     ------------------
                                                                (UNAUDITED)             (UNAUDITED)
Net revenues:
   Advertising and transaction fees ..................          $  1,852,000           $  2,666,000
   Content Licensing .................................             1,770,000              2,812,000
   Subscriptions and other ...........................               291,000                876,000
                                                                ------------           ------------
                                                                   3,913,000              6,354,000
Operating expenses:
  Cost of revenues ...................................               827,000              1,477,000
  Sales and marketing ................................             5,826,000              8,979,000
  Content and product development ....................             2,925,000              5,102,000
  General and administrative .........................             1,164,000              2,156,000
  Depreciation and amortization ......................             2,213,000              4,319,000
                                                                ------------           ------------
  Loss from operations ...............................            (9,042,000)           (15,679,000)
Interest income and other, net .......................               267,000                267,000
                                                                ------------           ------------
  Loss before provision for income taxes .............            (8,775,000)           (15,412,000)
Provision for income taxes ...........................                 2,000                 12,000
                                                                ------------           ------------
  Net loss ...........................................          $ (8,777,000)          $(15,424,000)
                                                                ============           ============
  Pro forma basic and diluted net loss per
   common share ......................................          $      (0.76)          $      (1.54)
                                                                ============           ============
  Weighted average shares outstanding used in pro
   forma per share calculation .......................            11,557,000              9,996,000
                                                                ============           ============

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

RECENT EVENTS

        On June 19, 2000, Launch entered into a definitive purchase agreement to acquire The Warped Tour, the popular summer concert series where musicians, athletes and fans interact and participate in day-long events. The acquisition is expected to close prior to September 30, 2000. The Warped Tour blends a section of great music from chart-topping and emerging artists with the skate/surf culture and extreme sports. The acquisition will allow Launch to deliver additional unique integrated sponsorship opportunities to its customers. Additionally, the tour will afford Launch the opportunity of supplementing its existing marketing efforts, as well as serve as a vehicle that will generate additional content. Launch will maintain an on-site presence at the concerts and simultaneously take on the responsibility of promoting, marketing and selling sponsorships for the tour by leveraging key online and offline partnerships. The Tour's web site, warpedtour.com, will become one of Launch's online media properties. Launch will leverage its database of 4.3 million registered members to both promote the tour and drive ticket sales. We believe that this acquisition will bring synergies to the Company's online efforts while strengthening our offline presence.

OVERVIEW

        Launch is a digital media company focused on music, leveraging the inherent advantages of digital media to offer consumers a compelling music discovery experience while providing record labels, artists, advertisers and merchants a valuable marketing platform. Our content is delivered on the Internet at www.launch.com and on the monthly Launch on CD-ROM.

        As of June 30, 2000, launch.com had approximately 4.3 million registered members, and Launch on CD-ROM had approximately 265,000 subscribers. Doubleclick, Inc. our third party ad server, reported that in June of 2000 there were approximately 3.7 million unique visitors to launch.com.

        Launch has incurred significant net losses and negative cash flows from operations since its inception, and as of June 30, 2000, had an accumulated deficit of approximately $89.2 million. Launch intends to continue to make significant financial investments in marketing and promotion, content development and technology and infrastructure development. As a result, Launch believes that it will incur operating losses and negative cash flows from operations for the foreseeable future, and that such cumulative losses and cumulative negative cash flows will increase for at least the next year.

        To date, Launch's revenues have been derived primarily from the sale of advertising, sponsorships, and content licensing. Revenues for sponsorships across the Launch media properties are recognized ratably over the sponsorship term, which is typically one month. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears. With respect to launch.com, revenues from advertisements are recognized ratably in the period in which the advertisement is displayed, provided that no significant Launch obligations remain. With respect to the majority of Launch's business to business content licensing, Launch obtains on-air radio advertising inventory in exchange for music news content. Launch sells this inventory for cash and recognizes revenue when the radio stations broadcast the advertisement.

        We derive subscription revenues from annual subscription fees for Launch on CD-ROM. Advance payments for Launch on CD-ROM subscriptions are recorded as deferred revenue and recognized as revenue ratably over the term of the subscription.

        Advertising revenues also include barter revenues, which represent an exchange by Launch of advertising space on the Company's media properties for advertising space on other Web sites. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the advertisements received or delivered based on advertising rates currently in effect. Barter revenues are recognized when the advertisements are run on the Company's media properties. Barter expenses are recognized when Launch's advertisements are run on the reciprocal Web sites or other advertising medium, which is typically in the same period as when the advertisements are run on the Company's media properties.

        We have entered into various license arrangements, strategic alliances and business acquisitions in order to increase our music-specific content, generate additional online traffic, increase subscriptions and memberships and establish additional sources of revenue. Our business acquisitions, arrangements and alliances have resulted in a variety of non-cash charges that will affect our operating results over the next several fiscal periods.

RESULTS OF OPERATIONS

Net Revenues:

        Net revenues increased 125% from $3.5 million for the three months ended June 30, 1999 to $7.8 million for the three months ended June 30, 2000. Net revenues increased 201.4% from $4.7 million for the six months ended June 30, 1999 to $14.3 million for the six months ended June 30, 2000. The increase in net revenues was attributable primarily to an increase in advertising and transaction fees and content licensing revenues.

        Advertising And Transaction Fees. Advertising and transaction fees increased 173% from $1.9 million or 53.2% of net revenues, for the three months ended June 30, 1999 to $5.1 million, or 64.7% of net revenues, for the three months ended June 30, 2000. Advertising and transaction fees increased 242.3% from $2.6 million or 54.2% of net revenues for the six months ended June 30, 1999 to $8.8 million or 61.5% of net revenues for the six months ended June 30, 2000. Advertising revenues increased primarily as a result of an increased number of new advertisers and sponsors on the Company's media properties. During 1999 and the six months ended June 30, 2000, Launch continued to expand its advertising sales force, in particular focusing its sales efforts on sponsorships or advertisements that covered all of Launch's media properties. In addition, the inventory of impressions available on our web site increased as registered and unique users on launch.com increased. Launch expects advertising and transaction revenue will continue to represent a significant portion of our net revenues for the foreseeable future. Included in advertising revenues are revenues recognized from barter transactions of $270,000, or 14.6% of advertising revenues, for the three months ended June 30, 1999 and $504,000 or 10.0% of advertising revenues, for the three months of 2000. Revenues recognized from barter transactions were $478,000 or 18.6% of advertising revenues for the six months ended June 30, 1999 and $834,000 or 9.5% of advertising revenues for the six months ended June 30, 2000.

        Content Licensing. Content licensing revenues increased 63.7% from $1.4 million or 38.8% of net revenues for the three months ended June 30,1999 to $2.2 million, or 28.3% of net revenues for the three months ended June 30, 2000. Content licensing revenues increased 224.9% from $1.4 million or 28.5% of net revenues for the six months ended June 30, 1999 to $4.4 million or 30.8% of net revenues for the six months ended June 30, 2000. Content licensing revenue is primarily generated from Launch Radio Networks (LRN) by providing news and information to radio stations in exchange for advertising radio spots. These radio spots are sold through a third-party advertising agency and recognized as revenue when the radio station broadcasts the advertisement. While LRN revenue comprises the majority of our content licensing, we expect LRN revenues to decrease as a percentage of total content licensing as we continue to expand our content syndication.

       Subscriptions and Other Revenues. Subscriptions and other revenues increased 95.0% from $280,000, or 8.0% of total net revenues for the three months ended June 30, 1999 to $547,000, or 7.0% of total net revenues for the three months ended June 30, 2000. Subscriptions and other revenues increased 34.5% from $817,000 or 17.3% of net revenues for the six months ended June 30, 1999 to $1.1 million or 7.7% of net revenues for the six months ended June 30, 2000.

Operating Expenses

        Cost of Revenues. Cost of revenues consists primarily of Online Music Group (OMG) inventory purchases, Launch on CD-ROM manufacturing and packaging costs and related subscription distribution costs. Cost of revenues increased 58.9% from $827,000, or 23.8% of net revenues, during the three months ended June 30, 1999 to $1.3 million, or 16.8% of net revenues, during the three months ended June 30, 2000. Cost of revenues increased 65.6% from $1.5 million or 31.3% of net revenues for the six months ended June 30, 1999 to $2.4 million or 17.2% of net revenues for the six months ended June 30, 2000. The increase in cost of revenues during the three and six months ended June 30, 2000 was primarily the result of banner inventory costs relating to OMG. We expect cost of revenue as a percentage of net revenues to decrease as Launch on CD-ROM is phased out.

        Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising and marketing costs, promotional costs, customer acquisition costs, commissions paid to a media representative firm, radio affiliate sales and advertising sales force expenses. Sales and marketing expenses increased 39.1% from $5.7 million, or 164.3% of net revenues, during the three months ended June 30, 1999 to $8.0 million, or 101.8% of net revenues, during the three months ended June 30, 2000. Sales and marketing expenses increased 80.8% from $8.6 million or 180.8% of net revenues for the six months ended June 30, 1999 to $15.5 million or 108.5% of net revenues for the six months ended June 30, 2000. The increase in sales and marketing expenses occurred primarily due to the cost of acquiring new registered users on launch.com including distribution agreements and promotions, advertising for Launch on other websites, the hiring of additional sales and marketing personnel, and increased marketing to promote the Launch brand. We expect sales and marketing expenses to increase in absolute dollars as we pursue our marketing campaigns to increase the audience on launch.com and hire additional sales and marketing personnel.

        Content and Product Development Expenses. Content and product development expenses consist primarily of editorial expenses, which includes video production and editorial writers, art production, hosting and bandwidth, software and content licenses, and Web development costs. Content and product development expenses increased 77.6% from $2.6 million, or 75.7% of net revenues, during the three months ended June 30, 1999 to $4.7 million, or 59.9% of net revenues, during the three months ended June 30, 2000. Content and product development expenses increased 137.3% from $4.0 million or 83.6% of net revenues for the six months ended June 30, 1999 to $9.4 million or 65.8% of net revenues for the six months ended June 30, 2000. Content and product development expenses increased in the three and six months ended June 30, 2000 due to costs of further developing and enhancing the launch.com Web site, including consulting costs, software license costs and additions to personnel. We believe that significant investments in product development are required to remain competitive. Therefore, we expect that product development expenses will continue to increase in absolute dollars for the foreseeable future and our content costs to remain relatively flat.

        General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, legal, human resources and accounting. Also included are facilities costs and fees for professional services. General and administrative expenses increased 134.4% from $1.0 million, or 29.3% of net revenues, during the three months ended June 30, 1999 to $2.4 million, or 30.6% of net revenues, during the three months ended June 30, 2000. General and administrative expenses increased 182.8% from $1.6 million or 34.3% of net revenues for the six months ended June 30, 1999 to $4.6 million or 32.1% of net revenues for the six months ended June 30, 2000. The absolute dollar increase in general and administrative expenses in the three and six months ending June 30, 2000 was primarily attributable to salary and related expenses for additional personnel and increases in facilities costs. Launch believes our infrastructure to be primarily in place. However, we anticipate increases relating to expanding facilities and additional costs related to being a public company, including costs related to investor relations programs and professional service fees.

        Depreciation and Amortization. Depreciation and amortization was $4.2 million during the three months ended June 30, 2000 and primarily consisted of $3,374,000 of amortization of excess purchase price over tangible net assets acquired arising from its acquisitions and $822,000 of depreciation. Depreciation and amortization was $8.2 million for the six months ended June 30, 2000.

        Interest Income And Other, Net. Interest income and other, net, consists of interest earned on cash and cash equivalents and short-term investments, offset by interest expense on borrowings and net gains or losses from the sale of securities held for sale. Net interest income and other was $265,000 during the three months ended June 30, 1999 compared which increased to $484,000 during the three months ended June 30, 2000 as a result of investing net proceeds from the Company's IPO. Net interest income and other was $285,000 for the six months ended 1999, compared to $1.7 million for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, Launch has financed its operations primarily through a public issuance of common stock, private placements of preferred stock and, to a lesser extent, from the revenues generated by operations. As of June 30, 2000, Launch had approximately $40.0 million in cash, cash equivalents, and short term investments.

        Net cash used in operating activities increased to $15.9 million for the six months ended June 30, 2000 from $7.6 million for the six months ended June 30, 1999. The increase in net cash used in operating activities is substantially attributable to the increased net loss, excluding non-cash charges.

        Net cash provided by investing activities was $18.8 million for the six months ended June 30, 2000, as compared to net cash used by investing activities of $75.4 million for the six months ended June 30, 1999. The increase in net cash provided by investing activities resulted primarily from the sale of securities purchased during the first and second quarter of 2000 as a result of investing the cash raised in our IPO. This cash is invested predominantly in high quality investment grade debt securities with maturities of less than one year.

        Net cash used by financing activities was $12,000 for the six months ended June 30, 2000, compared to $82.4 million provided by financing activities for the six months ended June 30, 1999. The net cash provided by financing activities during the six months ended June 30, 1999 was attributable to the IPO.

        We have a revolving capital lease line of credit for $2.0 million. At June 30, 2000, $1.7 million was outstanding under this line of credit. This facility bears interest at the bank's prime rate (9.5% at June 30, 2000). The leased assets collateralize any borrowings under this line of credit. In addition, we have $1.6 million outstanding under an additional capital expenditure line of credit as of June 30, 2000. This line of credit accrues interest at 15% per annum and requires monthly interest and principal payments. Any acquired assets collateralize borrowings under this facility.

        We have experienced a substantial increase in our capital expenditures and operating lease arrangements since inception, which is consistent with the growth in our operations and staffing, and anticipate that this will continue for the foreseeable future. Additionally, Launch will continue to evaluate possible investments in businesses, products and technologies, and plans to expand its sales and customer acquisition programs and conduct brand promotions. Launch currently expects that the net proceeds from its IPO, together with its existing lines of credit and available funds, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. There can be no assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate. Launch may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on terms favorable to Launch. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, Launch may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on Launch's business, financial condition and results of operations.


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

        We incurred net losses of $6.7 million in 1997, $13.4 million in 1998 and $37.5 million in 1999 and $24.1 million for the six months ended June 30, 2000. As of June 30, 2000, our accumulated deficit was $89.2 million. We have not achieved profitability and expect to incur operating losses for the foreseeable future. We expect these operating losses to increase for at least the next year. We will need to generate significant revenues to achieve and maintain profitability, and we cannot assure you that we will be able to do so. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or an annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance will likely be adversely affected. See "Selected Financial Data" for more detailed information regarding our historical operating results.

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

        To attract and retain a larger audience, we plan to increase our expenditures for sales and marketing, content development, and technology and infrastructure development. Many of these expenditures are planned or committed in advance in anticipation of future revenues. Because advertising orders are typically short term and subject to cancellation without penalty until shortly before the advertisement runs, our quarterly operating results are difficult to forecast. If our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues would likely adversely affect our quarterly operating results.

BECAUSE WE DEPEND PRINCIPALLY UPON ADVERTISING REVENUES, IF WE DO NOT INCREASE ADVERTISING SALES, OUR BUSINESS MAY NOT GROW OR SURVIVE

        Our revenues for the foreseeable future will depend substantially on sales of advertising. In 1999 advertising sales accounted for 53.9% of our net revenues, and for the three months ended June 30, 2000 they accounted for 64.7%. If we do not increase advertising revenues, our business may not grow or survive. Increasing our advertising revenues depends upon many factors, including our ability to do the following:

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

WE MUST MAINTAIN AND ESTABLISH STRATEGIC ALLIANCES TO INCREASE OUR AUDIENCE AND ENHANCE OUR BUSINESS

        In an attempt to increase audience, build brand recognition and enhance content, distribution and commerce opportunities, we have entered into strategic alliances with various media and Internet-related companies such as Sony Music, Inc., America Online, Inc., Microsoft Corporation and Intel Corporation. Our failure to maintain or renew our existing strategic alliances or to establish and capitalize on new strategic alliances could have an adverse affect on our business. Our future success depends to a significant extent upon the success of such alliances. Occasionally, we enter into agreements with strategic partners that may prohibit us from entering into similar arrangements with competitors of our strategic partners. Such exclusivity provisions may limit our ability to enter into favorable arrangements with complementary businesses and thereby limit our growth. We cannot assure you that we will achieve the strategic objectives of these alliances, that any party to a strategic alliance agreement with Launch will perform its obligations as agreed upon or that such agreements will be specifically enforceable by Launch. In addition, some of our strategic alliances are short term in nature and may be terminated by either party on short notice.

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

TRACKING AND MEASUREMENT STANDARDS FOR ADVERTISING ARE EVOLVING AND CREATE UNCERTAINTY ABOUT THE VIABILITY OF OUR BUSINESS MODEL

        There are currently no standards for the measurement of the effectiveness of advertising on the Internet and other digital media, and the industry may need to develop standard measurements. The absence or insufficiency of these standards could adversely impact our ability to attract and retain advertisers. We cannot assure you that such standard measurements will develop. In addition, currently available software programs that track Internet usage and other tracking methodologies are rapidly evolving. We cannot assure you that the development of such software or other methodologies will keep pace with our information needs, particularly to support the growing needs of our internal business requirements and advertising clients. For instance, DoubleClick, Inc., our third party ad server, reported that there were 8.0 million unique visitors in June 2000 to Launch.com properties. Our advertisers may rely on this data or other similar data to determine whether to advertise on Launch, and adverse data from this or other sources in any particular period may cause advertisers not to advertise on Launch.

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

        Substantially all of our launch.com communications and computer hardware are located at PSINet's facilities in Marina del Rey, California. PSINet provides Web site hosting services. In addition, we utilize the audio and video streaming services of iBEAM Broadcasting. iBEAM Broadcasting has a proprietary network which delivers streaming audio and video over the Internet. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could result in reductions or termination of our services by our customers or otherwise adversely affect our Web site. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any backup systems or a formal disaster recovery plan.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The net proceeds to the Company from the sale of the 4,010,000 shares of Common Stock in the Company's initial public offering (Registration Statement No. 333-72433 and No. 333-76871), effective April 22, 1999, including the underwriter's exercise of their over-allotment option on May 18, 1999, were approximately $81,000,000 after deducting underwriting discounts and commissions and other offering expenses. Our use of proceeds through June 30, 2000 conformed to the intended use of proceeds described in our prospectus relating to the IPO. From the date of the IPO through June 30, 2000, Launch has spent $33.6 million of the net proceeds on sales and marketing, $18.2 million of the net proceeds on content and product development expenses, $8.1 million on general and administrative expenses, $6.3 million on capital expenditures and $1.5 million on acquisitions. The balance of the net proceeds of the IPO have been invested in investment grade, interest bearing securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

"Not applicable."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a. To elect six directors to hold office until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified. The final tabulation of votes was as follows: 4,461,192 votes for and 6,204 votes abstained.

        b. To approve amendments to our 1998 Stock Option Plan to (i) increase the number of shares reserved for issuance under our 1998 Stock Option Plan from 2,000,000 shares to 3,200,000 shares of common stock and (ii) limit to 250,000 the maximum number of shares for which options may be granted to any employee in any fiscal year. The results were as follows: 1,203,865 shares voted for, 491,944 voted against and 16,445 abstained.

        c. To approve an amendment to our 1998 Stock Option Plan to provide that the number of shares issuable under our 1998 Stock Option Plan is automatically increased on the first day of each of our fiscal years beginning on and after January 1, 2001 by (i) 3% of the number of shares of our common stock issued and outstanding on the last day of the preceding fiscal year or (ii) such lesser number of shares as determined by the Board of Directors or a committee of the Board. The results were as follows: 1,064,474 voted for, 631,857 voted against and 15,923 abstained.

        d. To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2000. The results were as follows: 4,454,052 voted for, 3,439 voted against and 9,905 abstained.


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


                                   Dated  August 11, 2000
                                         -------------------

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