Form 10-Q
period 2000-09-30
LAUNCH MEDIA INC
filed 2000-11-14
CIK 1076582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 14,412,140 SHARES OUTSTANDING AS OF NOVEMBER 8, 2000.

================================================================================

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS



                                                                            PAGE NO.
                                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets as of December 31, 1999
           and September 30, 2000 (unaudited)                                    3
         Consolidated Statements of Operations and Comprehensive
           Loss for the Three and Nine Months Ended
           September 30, 1999 and 2000 (unaudited)                               4
         Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1999 and 2000 (unaudited)             5
         Notes to Consolidated Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            10
Item 3.  Quantitative and Qualitative Disclosures about Market Risk             26


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      26
Item 2.  Changes in Securities                                                  26
Item 3.  Defaults Upon Senior Securities                                        26
Item 4.  Submission of Matters to a Vote of Security Holders                    26
Item 5.  Other Information                                                      26
Item 6.  Exhibits and Reports on Form 8K                                        26
         Signatures                                                             26

Exhibit 27  Financial Data Schedule                                             27





--------------------------------------------------------------------------------
                                                                          Page 2

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                                       DECEMBER 31,            SEPTEMBER 30,
                                                                           1999                    2000
                                                                       ------------             -----------
                                                                                                (UNAUDITED)
                                 ASSETS:
Current assets:
       Cash and cash equivalents ..................................     $     878                 $   2,318
       Short-term investments .....................................        55,007                    27,151
       Securities available for sale ..............................         1,684                       206
       Accounts receivable ........................................         4,027                     7,047
       Inventory ..................................................           273                       122
       Prepaid and other current assets ...........................         2,293                     1,735
                                                                        ---------                 ---------
           Total current assets ...................................        64,162                    38,579

Property and equipment, net .......................................         7,404                    15,366
Intangible and other assets .......................................        22,652                    27,986
                                                                        ---------                 ---------
           Total assets ...........................................     $  94,218                 $  81,931
                                                                        =========                 =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable ...........................................     $   2,767                 $   5,859
       Accrued expenses ...........................................         2,357                     6,653
       Deferred revenue ...........................................         1,197                       758
       Notes payable, current portion .............................            60                       707
       Capital lease obligation, current portion ..................           796                     1,104
                                                                        ---------                 ---------
           Total current liabilities ..............................         7,177                    15,081

Notes payable, net of current portion .............................           160                     2,086
Capital lease obligation, net of current portion ..................           839                     1,086
                                                                        ---------                 ---------
           Total liabilities ......................................         8,176                    18,253

Commitments and contingencies
Stockholders' equity:
       Common stock, $.001 par value, shares authorized
           75,000; shares issued and outstanding,
           12,850 (1999) and 14,350 (2000) ........................            13                        14
       Additional paid-in capital .................................       151,221                   167,076
       Other comprehensive income (loss) ..........................           684                      (520)
       Unearned compensation ......................................          (765)                     (596)
       Accumulated deficit ........................................       (65,111)                 (102,296)
                                                                        ---------                 ---------
           Total stockholders' equity .............................        86,042                    63,678
                                                                        ---------                 ---------
           Total liabilities and stockholders' equity .............     $  94,218                 $  81,931
                                                                        =========                 =========


The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------
                                                                          Page 3

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                     (in thousands, except per share data)


                                                             FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                        -----------------------------      ----------------------------
                                                           1999               2000             1999            2000
                                                        -------------      ----------      ------------    ------------
                                                                 (UNAUDITED)                       (UNAUDITED)
Net revenues:
     Advertising and transaction fees ..............       $  2,545         $  6,169         $  5,107         $ 14,938
     Content licensing .............................          2,028            2,070            3,378            6,456
     Subscription and other ........................            704              313            1,522            1,412
                                                           --------         --------         --------         --------
                                                              5,277            8,552           10,007           22,806
Operating expenses:
     Cost of revenue ...............................            965            1,511            2,442            3,958
     Sales and marketing ...........................          6,904            8,044           15,453           23,504
     Content and product development ...............          3,759            5,314            7,711           14,691
     General and administrative ....................          1,472            2,695            3,089            7,277
     Depreciation and amortization .................          2,356            4,497            5,085           12,665
                                                           --------         --------         --------         --------
     Loss from operations ..........................        (10,179)         (13,509)         (23,773)         (39,289)
Interest income and other, net .....................            892              459            1,177            2,110
                                                           --------         --------         --------         --------
     Loss before provision for income taxes ........         (9,287)         (13,050)         (22,596)         (37,179)
Provision for income taxes .........................           --               --                 12                6
                                                           --------         --------         --------         --------
     Net loss ......................................         (9,287)         (13,050)         (22,608)         (37,185)
 Accretion of mandatory redeemable convertible
     Preferred stock ...............................           --               --               (765)            --
                                                           --------         --------         --------         --------
     Net loss attributable to common
     stockholders ..................................       $ (9,287)        $(13,050)        $(23,373)        $(37,185)
                                                           ========         ========         ========         ========

Basic and diluted net loss
  per common share .................................       $  (0.73)        $  (0.94)        $  (2.92)        $  (2.74)
                                                           ========         ========         ========         ========

Weighted average shares outstanding
used in per share calculation ......................         12,672           13,817            8,017           13,577
                                                           ========         ========         ========         ========

Comprehensive loss:
Net loss ...........................................       $ (9,287)        $(13,050)        $(23,373)        $(37,185)

Other Comprehensive income:
     Unrealized gain (loss) on
     securities available for sale .................            625             (324)             625           (1,204)
                                                           --------         --------         --------         --------
Comprehensive loss .................................       $ (8,662)        $(13,374)        $(22,748)        $(38,389)
                                                           ========         ========         ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                                                                          Page 4

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          FOR THE NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                    -----------------------------
                                                                                       1999               2000
                                                                                    -----------        -----------
                                                                                             (UNAUDITED)
Cash flows from operating activities
      Net ...................................................................         $(22,608)          $(37,185)
      loss
      Adjustments to reconcile net loss to net cash used in
         Operating activities
         Depreciation and amortization ......................................            6,127             12,665
         Non-cash charges for issuance of equity securities .................              377                 22
         Loss on disposal of assets .........................................
         Allowance for sales returns ........................................             (110)
         Amortization of deferred compensation ..............................              346                169
         Gain on sale of securities .........................................                                (488)
         Changes in operating assets liabilities
             Accounts receivable ............................................           (2,547)            (2,254)
             Inventory ......................................................             (205)               151
             Prepaid and other current assets ...............................           (2,640)               543
             Accounts payable ...............................................            1,937              2,401
             Accrued expenses ...............................................            1,480              4,097
             Deferred revenue ...............................................            2,378               (439)
                                                                                      --------           --------
                 Net cash used in operating activities ......................          (15,465)           (20,318)
                                                                                      --------           --------
Cash flows from investing activities
      Purchase of securities available for sale .............................           (1,000)              (200)
      Purchase of property and equipment ....................................           (1,623)            (9,195)
      Purchase of securities ................................................          (79,654)           (44,353)
      Maturities of securities ..............................................           15,725             75,357
      Increase in other assets ..............................................              (65)                35
      Proceeds from sale of securities ......................................              968
      Proceeds from sale of property and equipment ..........................               12
      Acquisition of businesses .............................................             (905)            (3,155)
                                                                                      --------           --------
                 Net cash (used in) provided by investing
                 activities .................................................          (67,522)            19,469
                                                                                      --------           --------
Cash flows from financing activities
      Payments under capital lease obligations ..............................             (247)              (672)
      Payments under notes payable ..........................................              (20)              (297)
      Proceeds from capital lease obligations ...............................              515
      Proceeds from notes payable ...........................................            1,500              2,998
      Purchase of treasury stock ............................................             (834)
      Proceeds from issuance of common stock ................................           80,816
      Proceeds from exercise of stock options ...............................              202                209
      Proceeds from employee stock purchase plan ............................              370
                                                                                      --------           --------
                 Net cash provided by financing activities ..................           82,251              2,289
                                                                                      --------           --------
             Increase (decrease) in cash and equivalents ....................             (736)             1,440
             Cash and cash equivalents, beginning of
             period .........................................................            1,735                878
                                                                                      --------           --------
             Cash and cash equivalents, end of
             period .........................................................         $    999           $  2,318
                                                                                      ========           ========
Supplemental disclosure of cash paid during the period for:
             Interest .......................................................         $     81           $    222
             Income taxes ...................................................         $      6           $      6

Supplemental disclosure of non-cash transactions:
             Equipment acquired under capital leases ........................         $    683           $    544
             Issuance of common stock for acquisitions ......................         $ 24,131           $ 16,112
             Issuance of common stock in conversion of notes
             payable ........................................................         $  1,500
             Treasury stock issued to employees relating to the
             employee stock purchase plan ...................................                            $    834


The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                                                                          Page 5

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

     Launch Media, Inc. was incorporated in Delaware in February 1994 and is a digital media company dedicated to creating the premier Internet music site, launch.com, by providing music fans with the broadest array of music and music-related editorial content. Launch Media, Inc. and its subsidiaries are collectively referred to as the "Company". The Company operates in one reportable industry segment. Leveraging the inherent advantages of digital media, the Company provides visitors with a wide selection of streaming audio, one of the Web's largest collection of music videos, exclusive artist features and music news covering substantially all genres of music. The music content is delivered on the Internet at www.launch.com and on Launch on CD-ROM. Both launch.com and Launch on CD-ROM are advertiser supported and include original content that takes advantage of the personal computer's interactive multimedia technology.

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

UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim consolidated financial statements of the Company for the three and nine months ended September 30, 1999 and 2000, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2000, and the results of its operations and its cash flows for the nine months ended September 30, 1999 and 2000. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the expected results for the full fiscal year or any future period.

BASIS OF PRESENTATION

     These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC").



--------------------------------------------------------------------------------
                                                                          Page 6

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

REVENUE RECOGNITION

     The Company derives its revenues primarily from the sale of advertising, content licensing, transaction fees and annual subscriptions relating to Launch on CD-ROM. Advertisement revenue includes the sale of banner and sponsorship advertisements as well as advertisements on Launch on CD ROM. To date, the duration of the Company's advertising commitments has ranged from one week to two years. Sponsorship advertising contracts have longer terms (ranging from three months to two years) than standard banner advertising contracts and also involve more integration with Launch media properties, such as the placement of buttons that provide users with direct links to the advertiser's Web site or off-line concert series. Advertising revenues on both banner and sponsorship contracts are recognized as "impressions", or times that an advertisement appears in pages viewed by users of the Company's online properties, are delivered. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of impressions; to the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears.

     Content licensing revenue includes revenue resulting from Launch's business-to-business content licensing. Launch obtains on-air radio advertising in exchange for music news content. Launch sells this inventory to advertisers for cash and recognizes revenue when the radio stations broadcast the advertisement. In addition, revenue from syndication of Launch content is recognized ratably over the contract term, which is typically one year.

     Advance payments for Launch on CD-ROM subscriptions are deferred and recognized over the term of the related subscription, typically 12 months. Advance payments for sponsorships are deferred and recognized over the term of the sponsorship.

     Advertising revenues also include barter revenues, which represent an exchange by Launch of advertising space on the Company's media properties for advertising space on other Web sites. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the advertisements received or delivered based on advertising rates currently in effect. Barter revenues are recognized when the advertisements are run on the Company's media properties. Barter expenses are recognized when Launch's advertisements are run on the reciprocal Web sites or other advertising medium, which is typically in the same period as when the advertisements are run on the Company's media properties. Revenues and expenses recognized from barter transactions were approximately $320,000 and $1,014,000 for the three months ended September 30, 1999 and 2000, respectively, or 12.6% and 16.4% of advertising and transaction fees, respectively, and were approximately $798,000 and $1,847,000 for the nine months ended September 30 1999 and 2000, respectively, or 15.6% and 12.4% of advertising, respectively.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation. These reclassifications did not change the previously reported net loss or the total assets of the Company.


--------------------------------------------------------------------------------
                                                                          Page 7

RECENT ACCOUNTING PRONOUNCEMENTS

     On September 26, 2000, the SEC staff issued SAB 101B to provide registrants with additional time to implement guidance contained in SAB 101B, Revenue Recognition in Financial Statements. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not believe that the adoption of SAB 101B will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.


     In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the year beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.


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

     Diluted net loss per share for the three and nine months ended September 30, 2000, does not include the effect of options and warrants to purchase 2,151,112 and 946,496 shares of common stock, respectively.


3. RELATED PARTY TRANSACTIONS

     In April 1999, the Company and another corporate shareholder entered into a sponsorship and content license agreement and a music video license agreement effective upon the closing of the IPO. Advertising revenues for the three and nine months ended September 30, 2000 were approximately $239,000 and $900,000, respectively. This revenue is included in advertising and transaction fees in the consolidated statement of operations.

4. INCOME TAXES

     The Company's income tax provision consists of minimum state franchise taxes.



--------------------------------------------------------------------------------
                                                                          Page 8

5. CAPITAL LEASE LINE OF CREDIT AND FINANCING FACILITY

     The Company has a revolving capital lease line of credit for $2.0 million. At September 30, 2000, $1.9 million was outstanding under this line of credit. This facility bears interest at the bank's prime rate (9.5% at September 30, 2000). The leased assets collateralize any borrowings under this line of credit.

     The Company has an additional line of credit for $3.0 million to finance capital expenditures. The line of credit accrues interest at 15% per annum and requires monthly interest and principal payments. At September 30, 2000, $2.8 million was outstanding under this line. The acquired assets collateralize any borrowings under this facility.

6. BUSINESS ACQUISITION

     On August 31, 2000, the Company purchased the entire membership interest in C.C.R.L., LLC d.b.a. The Warped Tour. The Warped Tour is a popular summer concert series where musicians, athletes and fans interact and participate in day-long events. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated values on the acquisition date.

     The purchase price of approximately $7.8 million was comprised of 788,474 shares of the Company's common stock with an estimated fair value of $5.5 million, cash payments of $2.0 million and transaction costs of approximately $250,000. The excess purchase price over net tangible assets acquired and liabilities assumed is estimated to be $7.5 million and is being amortized over an estimated useful life of 5 years. The terms of acquisition also include contingent future purchase payments to the sellers in either stock or cash, aggregating an amount not to exceed $23.5 million, based on annual and cumulative performance targets set for the operations of the Warped Tour over the next five years.

7. PRO FORMA RESULTS

     Pro forma results of operations for the nine months ended September 30, 1999 and 2000, presented by combining the results of operations of the Company and The Warped Tour are as follows (in thousands, except per share data):


                                                                  FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                             -----------------------------------
                                                                1999                   2000
                                                                ----                    ----
                                                                        (UNAUDITED)
      Net revenues....................................        $     15,760           $    28,798
                                                              ============            ===========
      Net loss............................                    $    (23,908)           $   (37,574)
                                                              ============            ===========
      Basic and diluted net loss per share............        $      (2.72)           $     (2.63)
                                                              ============            ===========





--------------------------------------------------------------------------------
                                                                          Page 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business, operations and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimates", "projects", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed in the Company's other public filings, press releases, web casts and statements by the Company's management, including (i) the volatile and competitive nature of the Internet and music industries, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on the Company's business, and (iv) the effect of any future acquisitions. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

OVERVIEW

     Launch Media, Inc. was incorporated in Delaware in February 1994 and is a digital media company dedicated to creating the premier Internet music site, www.launch.com, by providing music fans the broadest array of music and music-related content. Launch Media, Inc. and its wholly owned subsidiaries are collectively referred to herein as the "Company." The Company operates in one reportable industry segment. Leveraging the inherent advantages of digital media, the Company offers a compelling music discovery experience from new and established artists for consumers and provides a valuable marketing platform for record labels, artists, advertisers and merchants. The music content is delivered on the Internet at www.launch.com and on Launch on CD-ROM. Both launch.com and Launch on CD-ROM are advertiser supported and include original content that takes advantage of the personal computer's interactive multimedia technology.

     As of September 30, 2000, launch.com had approximately 5.0 million registered members, and Launch on CD-ROM had approximately 265,000 subscribers. DoubleClick, Inc., our third party ad server, reported that in the month of September of 2000 there were approximately 9.9 million unique visitors to launch.com.

     Launch has incurred significant net losses and negative cash flows from operations since its inception, and as of September 30, 2000, had an accumulated deficit of approximately $102.3 million. Launch intends to continue to make significant financial investments in marketing and promotion, content development and technology and infrastructure development. As a result, Launch believes that it will incur operating losses and negative cash flows from operations for at least the next year.

     To date, the Company has derived its revenues primarily from the sale of advertising, content licensing, transaction fees and annual subscriptions relating to Launch on CD-ROM. Advertisement revenue includes the sale of banner and sponsorship advertisements as well as advertisements on Launch on CD ROM. To date, the duration of the Company's advertising commitments has ranged from one week to two years. Sponsorship advertising contracts have longer terms (ranging from three months to two years) than standard banner advertising contracts and also involve more integration with Launch media properties, such as the placement of buttons that provide users with direct links to the advertiser's Web site or off-line concert series. Advertising revenues on both banner and sponsorship contracts are recognized as "impressions", or times that an advertisement appears in pages viewed by users of the Company's online properties, are delivered. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a



--------------------------------------------------------------------------------
                                                                         Page 10
period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of impressions; to the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears. With respect to the majority of Launch's business-to-business content licensing, Launch obtains on-air radio advertising inventory in exchange for music news content. Launch sells this inventory for cash and recognizes revenue when the radio stations broadcast the advertisement.

     The Company derives subscription revenues from annual subscription fees for Launch on CD-ROM. Advance payments for Launch on CD-ROM subscriptions are recorded as deferred revenue and are recognized as revenue ratably over the term of the subscription.

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

     We have entered into various license arrangements, strategic alliances and business acquisitions in order to increase our music-specific content, generate additional online traffic, increase subscriptions and memberships and establish additional sources of revenue. Primarily our business acquisitions have resulted in a non-cash amortization charges that will affect our operating results over the next several fiscal periods.

RESULTS OF OPERATIONS

Net Revenues:

     Net revenues increased 62.1% from $5.3 million for the three months ended September 30, 1999 to $8.6 million for the three months ended September 30, 2000. Net revenues increased 127.9% from $10.0 million for the nine months ended September 30, 1999 to $22.8 million for the nine months ended September 30, 2000. The increase in net revenues was attributable primarily to an increase in advertising and transaction fees and content licensing revenues.

     Advertising And Transaction Fees. Advertising and transaction fees increased 142.6% from $2.5 million or 48.2% of net revenues, for the three months ended September 30, 1999 to $6.2 million, or 72.1% of net revenues, for the three months ended September 30, 2000. Advertising and transaction fees increased 192.5% from $5.1 million or 51.0% of net revenues for the nine months ended September 30, 1999 to $14.9 million or 65.5% of net revenues for the nine months ended September 30, 2000. Advertising revenues increased primarily as a result of an increased number of new advertisers and sponsors on the Company's media properties. During 1999 and the nine months ended September 30, 2000, Launch continued to expand its advertising sales force, in particular focusing its sales efforts on sponsorships or advertisements that covered all of Launch's media properties. In addition, the inventory of impressions available on our web site increased as registered and unique users on launch.com increased. Launch expects advertising and transaction revenue will continue to represent a significant portion of our net revenues for the foreseeable future. Included in advertising revenues are revenues recognized from barter transactions of $320,000, or 12.6% of advertising revenues, for the three months ended September 30, 1999 and $1,014,000 or 16.4% of advertising revenues, for the three months of 2000. Revenues recognized from barter transactions were $798,000 or 15.6% of advertising revenues for the nine months ended September 30, 1999 and $1,847,000 or 12.4% of advertising revenues for the nine months ended September 30, 2000.


--------------------------------------------------------------------------------
                                                                          Pge 11

     Content Licensing. Content licensing revenues rose slightly from $2.0 million for the three months ended September 30,1999 to $2.1 million for the three months ended September 30, 2000 and were 38.4% and 24.2% of net revenues for the periods respectively. Content licensing revenues increased 91.1% from $3.4 million or 33.8% of net revenues for the nine months ended September 30, 1999 to $6.5 million or 28.3% of net revenues for the nine months ended September 30, 2000. Content licensing revenue is primarily generated by providing news and information to radio stations in exchange for advertising radio spots. These radio spots are sold through a third-party advertising agency and recognized as revenue when the radio station broadcasts the advertisement.

     Subscriptions and Other Revenues. Subscriptions and other revenues decreased 55.5% from $704,000 or 13.3% of total net revenues for the three months ended September 30, 1999 to $313,000, or 3.7% of total net revenues for the three months ended September 30, 2000. Subscriptions and other revenues decreased 7.2% from $1.5 million or 15.2% of net revenues for the nine months ended September 30, 1999 to $1.4 million or 6.2% of net revenues for the nine months ended September 30, 2000. In July 2000 we accelerated the phasing out of our Launch on CD-ROM and are in the process of migrating the subscription base to non-paid circulation. Therefore, subscription revenues will continue to decrease as a percentage of total revenue going forward, and we anticipate that they will reach immaterial levels by the end of the first quarter 2001.

Operating Expenses

     Cost of Revenues. Cost of revenues consists primarily of Online Music Group
(OMG) inventory purchases, Launch on CD-ROM manufacturing and packaging costs and related subscription distribution costs. Cost of revenues increased 56.6% from $965,000, or 18.3% of net revenues, during the three months ended September 30, 1999 to $1.5 million, or 17.7% of net revenues, during the three months ended September 30, 2000. Cost of revenues increased 62.1% from $2.4 million or 24.4% of net revenues for the nine months ended September 30, 1999 to $4.0 million or 17.4% of net revenues for the nine months ended September 30, 2000. The increase in cost of revenues during the three and nine months ended September 30, 2000 was primarily the result of increased purchases of banner inventory relating to OMG. We also expect cost of revenue as a percentage of net revenues to decrease as Launch on CD-ROM is phased out.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising and marketing costs, promotional costs, customer acquisition costs, syndication selling and advertising sales force expenses. Sales and marketing expenses increased 16.5% from $6.9 million, or 130.8% of net revenues, during the three months ended September 30, 1999 to $8.0 million, or 94.1% of net revenues, during the three months ended September 30, 2000. Sales and marketing expenses increased 52.1% from $15.5 million or 154.4% of net revenues for the nine months ended September 30, 1999 to $23.5 million or 103.1% of net revenues for the nine months ended September 30, 2000. The increase in sales and marketing expenses occurred primarily due to the cost of acquiring new registered users on launch.com including distribution agreements and promotions, advertising for Launch on other websites and the hiring of additional sales and marketing personnel. We expect sales and marketing expenses to increase in absolute dollars as we pursue marketing campaigns to increase our audience on launch.com and hire additional sales personnel.

     Content and Product Development Expenses. Content and product development expenses consist primarily of editorial expenses, video production, art production, hosting, bandwidth, software and content licenses, and Web development costs. Content and product development expenses increased 41.4% from $3.8 million, or 71.2% of net revenues, during the three months ended September 30, 1999 to $5.3 million, or 62.1% of net revenues, during the three months ended September 30, 2000. Content and product development expenses increased 90.5% from $7.7 million or 77.1% of net revenues for the nine months ended September 30, 1999 to $14.7 million or 64.4% of net revenues for the nine months ended September 30, 2000. Content and product development expenses increased in the three and nine months ended September 30, 2000 due to costs of further developing and enhancing the launch.com Web site, including consulting costs, software license costs and additions to personnel. We believe that significant investments in product development are required to remain competitive.



--------------------------------------------------------------------------------
                                                                          Pge 12

Therefore, we expect that product development expenses will continue to increase in absolute dollars for the foreseeable future.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, legal, human resources, investor relations, and accounting. Also included are facilities costs and fees for professional services. General and administrative expenses increased 83.1% from $1.5 million, or 27.8% of net revenues, during the three months ended September 30, 1999 to $2.7 million, or 31.5% of net revenues, during the three months ended September 30, 2000. General and administrative expenses increased 135.6% from $3.1 million or 30.9% of net revenues for the nine months ended September 30, 1999 to $7.3 million or 31.9% of net revenues for the nine months ended September 30, 2000. The absolute dollar increase in general and administrative expenses in the three and nine months ending September 30, 2000 was primarily attributable to increases in facilities and related general and administrative costs. In addition, during the three months ended September 30, 2000, we incurred a one-time office relocation cost and increased our allowance for doubtful accounts due to a customer experiencing financial difficulties during this period. Launch believes our infrastructure to be primarily in place and general and administrative expenses are anticipated to decline as a percentage of net revenues.

     Depreciation and Amortization. Depreciation and amortization was $4.5 million during the three months ended September 30, 2000 and primarily consisted of $3.5 million of amortization of excess purchase price over tangible net assets acquired arising from the Company's acquisitions and $996,000 of depreciation. Depreciation and amortization was $12.7 million for the nine months ended September 30, 2000.

     Interest Income And Other, Net. Interest income and other, net, consists of interest earned on cash and cash equivalents and short-term investments, offset by interest expense on borrowings and net gains or losses from the sale of securities held for sale. Net interest income and other decreased 48.5% from $892,00 during the three months ended September 30, 1999 to $459,000 during the three months ended September 30, 2000. This decrease is due primarily to a decrease in the amount of short-term investments and increase in outstanding capital lease obligations and notes payable. Net interest income and other increased 79.3% from $1.2 million during the nine months ended September 30, 1999 to $2.1 million during the nine months ended September 30, 2000. This increase is due to a larger average balance of short-term investments in the nine months ended September 30, 2000 than in the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, Launch has financed its operations primarily through a public issuance of common stock, private placements of preferred stock and, to a lesser extent, from the revenues generated by operations. As of September 30, 2000, Launch had approximately $29.5 million in cash, cash equivalents, and short-term investments.

     Net cash used in operating activities increased to $20.3 million for the nine months ended September 30, 2000 from $15.5 million for the nine months ended September 30, 1999. The increase in net cash used in operating activities is substantially attributable to increased net loss, excluding non-cash charges.

     Net cash provided by investing activities increased to $19.5 million for the nine months ended September 30, 2000, as compared to net cash used by investing activities of $67.5 million for the nine months ended September 30, 1999. The increase in cash provided by investing activities is due to increased maturities and decreased purchases of short term investments during the nine months ended September 30, 2000 than in the nine months ended September 30, 1999 as cash has been used to fund operating activities and to a lesser extent, the purchase of property and equipment.



--------------------------------------------------------------------------------
                                                                          Pge 13

     Net cash provided by financing activities was $2.3 for the nine months ended September 30, 2000, compared to $82.3 million for the nine months ended September 30, 1999. The net cash provided by financing activities during the nine months ended September 30, 1999 was attributable to the Company's IPO.

     We have a revolving capital lease line of credit for $2.0 million. At September 30, 2000, $1.9 million was outstanding under this line of credit. This facility bears interest at the bank's prime rate (9.5% at September 30, 2000). The leased assets collateralize any borrowings under this line of credit. We also have an additional line of credit for $3.0 million to finance capital expenditures. The line of credit accrues interest at 15% per annum and requires monthly interest and principal payments. At September 30, 2000, $2.8 million was outstanding under this line. The acquired assets collateralize any borrowings under this facility.

     We have experienced a substantial increase in our capital expenditures and operating lease arrangements since the beginning of 1999, which is consistent with the growth in our operations and staffing, and anticipate that this will continue for the foreseeable future. Additionally, Launch will continue to evaluate possible investments in businesses, products and technologies, and plans to expand its sales and customer acquisition programs. Launch currently expects that its current cash and cash equivalents, together with its existing revolving lines of credit and available funds, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. There can be no assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate. Launch may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on terms favorable to Launch. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, Launch may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on Launch's business, financial condition and results of operations.

SEASONALITY OF BUSINESS AND QUARTERLY RESULTS

     The Company believes that advertising sales in traditional media are generally lower in the first and third calendar quarters of each year than in respective preceding quarters and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclically in the level of Internet advertising expenditures could become more pronounced. In addition, the Company anticipates experiencing additional seasonality as a result of The Warped Tour operations, which are primarily during the third calendar quarter of the year. The forgoing factors could have a material adverse effect on the Company's business, results of operations and financial condition.




--------------------------------------------------------------------------------
                                                                          Pge 14

RISKS THAT MAY AFFECT RESULTS

WE HAVE A HISTORY OF LOSSES AND BECAUSE WE ANTICIPATE THAT OUR OPERATING EXPENSES WILL BE HIGHER THAN OUR REVENUES, AT LEAST IN THE SHORT TERM, WE EXPECT CONTINUED LOSSES

     We incurred net losses of $6.7 million in 1997, $13.4 million in 1998 and $37.5 million in 1999 and $37.2 million for the nine months ended September 30, 2000. As of September 30, 2000, our accumulated deficit was $102.3 million. We have not achieved profitability and expect to incur operating losses at least through 2001. Although we have implemented plans designed to generate positive cash flow for the quarter ended December 31, 2001, we cannot assure you that we will achieve our objective. If we are not successful and if our operating losses increase above current levels, then we may be required to materially alter or curtail our operating plans or seek additional financing, which may not be available on reasonable terms, or at all. We will need to generate significant revenues to achieve and maintain a cash flow positive position, and we cannot assure you that we will be able to do so. Even if we do achieve a cash flow positive position, we cannot assure you that we can sustain or increase cash flow on a quarterly or an annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance will likely be adversely affected.

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

     Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock will likely decline. Factors that may cause our revenues and operating results to fluctuate include the following:

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

     - the seasonal nature of The Warped Tour operations which are primarily during the third calendar quarter of the year;

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

          To attract and retain a larger audience, we plan to increase our expenditures for sales and marketing, content development, and technology and infrastructure development. Many of these expenditures are planned or committed in advance in anticipation of future revenues. Because advertising orders are typically short term and subject to cancellation without penalty until shortly before the



--------------------------------------------------------------------------------
                                                                         Page 15
     advertisement runs, our quarterly operating results are difficult to forecast. If our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues would likely adversely affect our quarterly operating results.

BECAUSE WE DEPEND PRINCIPALLY UPON ADVERTISING REVENUES, IF WE DO NOT INCREASE ADVERTISING SALES, OUR BUSINESS MAY NOT GROW OR SURVIVE

        Our revenues for the foreseeable future will depend substantially on sales of advertising. In 1999 advertising sales accounted for 53.9% of our net revenues, and for the three months ended September 30, 2000 they accounted for 65.5%. If we do not increase advertising revenues, our business may not grow or survive. Increasing our advertising revenues depends upon many factors, including our ability to do the following:

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



--------------------------------------------------------------------------------
                                                                         Page 16

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

SALES CYCLES VARY FOR ADVERTISING AND MAY CAUSE OUR OPERATING RESULTS TO
FLUCTUATE

     Our dependence on advertising subjects us to additional risks because the sales cycles for these sales vary significantly. The time between the date of initial contact with a potential advertiser or sponsor and receipt of a purchase order from the advertiser may range from as little as nine weeks to up to nine months. During these sales cycles, we may expend substantial funds and management resources but not obtain advertising revenues. Therefore, if these sales are delayed or do not otherwise occur, our operating results for a particular period may be adversely affected.

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

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the 12 months following the date of this Report on Form 10-Q.



--------------------------------------------------------------------------------
                                                                         Page 17

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

--------------------------------------------------------------------------------
                                                                         Page 18

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

     To experience the full extent of our high-quality audio and full-motion video content, consumers must access such content either from a CD-ROM, DVD-ROM or over a high-bandwidth connection, such as cable or digital subscriber line modem or satellite data broadcast. If such broadband distribution networks do not achieve widespread consumer acceptance, we may be unable to effectively distribute our audio and video content in its most compelling format. We cannot assure you that broadband distribution networks will ever achieve consumer acceptance, and if they do not, our growth may be limited.

WE DEPEND ON A LIMITED NUMBER OF ADVERTISERS, AND THE LOSS OF A NUMBER OF THESE ADVERTISERS COULD ADVERSELY AFFECT OUR OPERATING RESULTS

     Historically, a limited number of advertisers have accounted for a significant percentage of our revenues in each period. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of advertisers. In addition, particularly because few advertisers are contractually obligated to purchase any advertising in the future, we anticipate that the mix of advertisers in each fiscal period will continue to vary. In order to increase our revenues, we will need to attract additional significant advertisers on an ongoing basis. Our failure to sell a sufficient number of advertisements or to engage a sufficient number of advertisers during a particular period could adversely affect our results of operations.

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


--------------------------------------------------------------------------------
                                                                         Page 19

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

     Our future success depends to a significant extent on the continued services of our senior management and other key personnel, and particularly David B. Goldberg, Launch's chief executive officer, and Robert D. Roback, Launch's

--------------------------------------------------------------------------------
                                                                         Page 20
president. The loss of either of these individuals or certain other key employees would likely have an adverse effect on our business. We have an employment agreement with only one of our executive officers, and we do not anticipate that other executive officers or key personnel will enter into employment agreements. We expect that we will need to hire additional personnel in all areas during 2000. Competition for personnel throughout our industry is intense. We may be unable to retain our current key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

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

TRACKING AND MEASUREMENT STANDARDS FOR ADVERTISING ARE EVOLVING AND CREATE UNCERTAINTY ABOUT THE VIABILITY OF OUR BUSINESS MODEL

     There are currently no standards for the measurement of the effectiveness of advertising on the Internet and other digital media, and the industry may need to develop standard measurements. The absence or insufficiency of these standards could adversely impact our ability to attract and retain advertisers. We cannot assure you that such standard measurements will develop. In addition, currently available


--------------------------------------------------------------------------------
                                                                         Page 21
software programs that track Internet usage and other tracking methodologies are rapidly evolving. We cannot assure you that the development of such software or other methodologies will keep pace with our information needs, particularly to support the growing needs of our internal business requirements and advertising clients. For instance, DoubleClick, Inc., our third party ad server, reported that there were 9.9 million unique visitors in September 2000 to Launch.com properties. Our advertisers may rely on this data or other similar data to determine whether to advertise on Launch, and adverse data from this or other sources in any particular period may cause advertisers not to advertise on Launch.

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

     -    incur substantial debt; or

     -    assume contingent liabilities.


--------------------------------------------------------------------------------
                                                                         Page 22

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




--------------------------------------------------------------------------------

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




--------------------------------------------------------------------------------
                                                                         Page 24

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

        In addition, we rely on a third party to provide services enabling our e-commerce transactions. We could become subject to infringement actions by third parties based upon our use of intellectual property provided by our third-party provider. There is no provision for indemnification of Launch by the third-party provider. It is also possible that we could become subject to infringement actions based upon the content licensed from third parties. Any such claims or disputes could subject us to costly litigation and the diversion of our financial resources and technical and management personnel. Further, if our efforts to enforce our intellectual property rights are unsuccessful or if claims by third parties against Launch are successful, we may be required to change our trademarks, alter the content and pay financial damages. We cannot assure you that such change of trademarks; alteration of content or payment of financial damages will not adversely affect our business.



--------------------------------------------------------------------------------
                                                                         Page 25

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates, which are classified as short-term investments. We also invest in certain equity securities, which are classified as securities available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders' equity. We do not currently hedge these interest rate exposures.

     Given Launch's current profile of interest rate exposures and the maturities of its investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statement of operations through December 31, 2000.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

"Not applicable."

ITEM 2. CHANGES IN SECURITIES

     On August 31, 2000 Launch issued 788,474 shares of common stock in connection with its acquisition of the Warped Tour pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

"Not applicable."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

"Not applicable."

ITEM 5. OTHER INFORMATION

"Not applicable."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     EXHIBITS:

        (27)   Financial Data Schedule

(b)     Reports on Form 8-K

        The Company filed Form 8-K on August 31, 2000, related to our acquisition of C.C.R.L., LLC (d.b.a. The Warped Tour).





--------------------------------------------------------------------------------
                                                                         Page 26

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Dated  November 13, 2000
                                         -------------------

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






--------------------------------------------------------------------------------
                                                                         Page 27