Form 10-K
period 2000-12-31
LAUNCH MEDIA INC
filed 2001-04-02
CIK 1076582

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25273

                               LAUNCH MEDIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-4463753
    (STATE JURISDICTION OF INCORPORATION)            (IRS EMPLOYER IDENTIFICATION NO.)

            2700 PENNSYLVANIA AVENUE, SANTA MONICA, CALIFORNIA 90404
                                 (310) 526-4300

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of February 28, 2001, was approximately $15,350,000 based on the $1.125 closing price for the Common Stock on The NASDAQ National Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

     The number of shares of Common Stock of the registrant outstanding as of February 28, 2001 was 14,391,889.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this report

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LAUNCH MEDIA, INC.

                                 INDEX TO ITEMS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
Item 6.   Selected Consolidated Financial Data........................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation....................................   17
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   35
Item 8.   Consolidated Financial Statements and Supplementary Data....   35
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   35

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   36
Item 11.  Executive Compensation......................................   36
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   36
Item 13.  Certain Relationships and Related Transactions..............   36

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   36

     This document contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions and reflect our expectations and assumptions as of the date of this annual report based on currently available operating, financial and competitive information.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events or results, levels of activity, performance or achievements, all of which may differ materially. We urge you to carefully review and consider the various disclosures made by us, which attempt to describe some of the factors that affect our business and may cause such material differences, including without limitation the disclosures made under the caption "Risk Factors" and elsewhere in this annual report on Form 10-K.

     Neither our company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements made in this document. Also, we are under no obligation, and we assume no obligation, to update any of the forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Launch is a media company that offers a compelling online music discovery experience for consumers and provides a valuable marketing platform for record labels, artists, advertisers and merchants. We create engaging music content focused on both new and established artists, spanning almost all musical genres. Launch's consumers are not confined to receiving music content in the programmed, linear sequences broadcast by radio and television. Instead, we deliver personalized music content to our users in an interactive format based on their musical tastes and preferences. As part of our strategy to attract and retain registered members from our target audience, we have created a vibrant community of users who help each other discover new music by virtual word-of-mouth. Our music content encourages our members to engage in community activities, such as chatting online, listening to their internet radio station and developing online friendships with others sharing similar tastes. Because our content is designed to attract and retain an audience composed principally of consumers who are 12 to 34 years old, including the 12 to 20 year old segment that is part of Generation Y, advertisers on Launch can target a valuable and elusive group of consumers. We currently deliver our content on the Internet at www.launch.com and on Launch on CD-ROM. As broadband access to the Internet achieves greater consumer acceptance and enables us to add our richest audio and video content to launch.com, we intend to phase out delivery of Launch on CD-ROM.

     We commenced operations in February 1994 as 2Way Media, Inc. and changed our name to Launch Media, Inc. in March 1998.

     As of December 31, 2000, launch.com had approximately 5.6 million registered users. DoubleClick, Inc., our third-party ad server, reported that, in December 2000, Launch reached approximately 5.1 million unique visitors. A unique visitor is defined as an unduplicated web site user within a given time period. As of December 31, 2000, Launch on CD-ROM had a distribution of 265,000 units.

     We believe that Launch offers the active music consumer access to a greater selection of music and artists than is typically available through traditional media. Launch offers record labels the opportunity to promote and sell new music to a broad market that can be difficult to reach through traditional media. We work closely with most independent and major record labels, including Sony Music Entertainment, Warner Music Group, Universal Music Group, EMI Music, and BMG. Through these relationships, we have featured several of the biggest names in music, including Alanis Morissette, Smashing Pumpkins, Matchbox 20,

Wyclef Jean, Seal, R.E.M., and Jewel, and have introduced our audience to many new artists. In December 2000, we streamed more than 5.7 million music videos on launch.com.

     Original and Compelling Music Content. Launch creates exclusive and original music content, including video interviews and performances, news, biographies and album and concert reviews. Launch also offers on-demand music videos and localized concert and tour information. Our musical coverage spans all genres, including country, blues, jazz, rap, R&B, folk, and rock, excluding only classical. We can offer this broad range of music content because digital media permits users to navigate to content that interests them. As a marketing channel for the music industry, Launch has regular access to a broad range of artists who are the subjects of exclusive video and audio content for Launch. We also have an editorial staff of more than twenty-five in offices in Los Angeles, New York and Nashville, which gives us in depth music content across most genres. We believe that our relationships with the music industry as well as our expertise in digital media production will provide us a strategic advantage in offering broadband music content to our users as broadband distribution systems gain greater consumer acceptance.

     Personalization of Content Based on Music Preference. Digital media enables personalization that allows our members to focus on musical genres that interest them and to avoid unappealing types of music without exiting Launch. Members register free with launch.com by providing zip code, age and gender information. They also actively add information about their music preferences by rating artists and albums. We collect this data in a database that grows as our members spend more time on the site. We use this information to personalize our content for our members based on their stated musical preferences. For example, a member interested in country music but not heavy metal would receive targeted features and reviews on country artists to the exclusion of heavy metal. We believe that personalization increases the time a user spends on launch.com and discourages changing to another music site. In February 2000, we introduced the commercial release of LAUNCHcast, a streaming music player that provides our users with the ability to listen to or watch the music they want.

     Active Membership and Community Participation. We have created a vibrant community of users who help each other discover new music by virtual word-of-mouth. We believe that active music consumers consider musical tastes to be an important part of personal identity. Music is a shared experience and a powerful catalyst for community formation. Our music content encourages our members to engage in community activities, such as chatting online, listening to their internet radio station and developing online friendships with others sharing similar tastes. As of December 31, 2000, there were approximately 5.6 million registered members of launch.com. Our members can rate their favorite artists and albums on their personalized launch.com home pages and write their own reviews. This user-generated content provides an additional source of music discovery and encourages regular, active participation in the community. We believe that members with strong ties to the community tend to spend significant amounts of time interacting with others and are less likely to switch to a different music site.

     Powerful Promotional Outlet for Record Labels and Artists. Record labels and artists can work with Launch to promote their new releases to the large group of active music buyers who make up the Launch user community. Because consumers can avoid music they dislike but still remain in the Launch environment, Launch can cover a broader spectrum of musical genres and expose users to a greater number of artists. Record companies, including Sony, Warner, Universal, BMG and EMI, use Launch to introduce users to a variety of new artists and to inform them of new releases from established artists. We often feature established artists in order to draw users in to discover new names. Because of the synergistic relationships we have developed with the record labels, we have access to high-profile personalities in music. Since May 1995, we have featured exclusive interviews and performances by popular recording artists such as Alanis Morissette, Jewel, Smashing Pumpkins, R.E.M., Sheryl Crow, Aqua, Matchbox 20, No Doubt, Wyclef Jean, Counting Crows, Shaggy, Coldplay, Jill Scott, LL Cool J, Dave Matthews Band, Britney Spears, Blink182, Live, Filter, Bush, Eminem, and Smash Mouth.

     Attractive, Targeted Demographic Group. Launch focuses on the valuable 12 to 34 year old audience, including the 12 to 20 year old segment that is part of Generation Y, who have begun spending more time using the Internet. Our research demonstrates that our audience is principally composed of members of Generation Y and others in the 12 to 34 age group. We believe that our audience members generally:

     - spend substantial amounts of time learning about and listening to music;

     - identify strongly with music they like;

     - value being the first to discover new music;

     - enjoy being a member of a community built around music; and

     - adopt technological advancements early.

Advertisers who have difficulty reaching this audience can turn to Launch for targeted advertising and direct marketing to this valuable group.

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

     Revenue and Traffic Opportunity from Content Syndication. We leverage the content we create for launch.com by licensing it to various online and off-line customers. For example, we generate revenue by syndicating our music and entertainment news to radio stations across the U.S. Our online syndication relationships are often crafted to drive traffic to launch.com.

THE LAUNCH MEDIA PROPERTIES

     Launch seeks to create the premier online destination for music. In addition to launch.com, we distribute Launch on CD-ROM, which will be eliminated as its content can be streamed over broadband networks such as cable and DSL modems and satellite data broadcast.

  Launch.com

     Launch.com is the place for active music consumers to discover new music and meet other music fans with similar tastes. The music content we produce for launch.com consists of streaming audio of full-length songs, music videos and audio samples, text, concert tour information, and photographs. Launch.com enables users to personalize the content they view to focus on music that appeals to them individually. Further, registered members of launch.com can share their tastes and preferences with other members of the community by creating reviews, rating songs, artists and albums. Launch covers all musical genres other than classical. Some of the key features available on launch.com include the following:

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

     Launch believes a large and active membership base is critical to its success. Membership is free and available to launch.com visitors who disclose their e-mail address, zip code, age and gender, and choose a member name and password to be used throughout the site. Registered members form launch.com's core audience and are its most valuable users. Launch recognizes the importance of maintaining confidentiality of member information and has established a privacy policy to protect such information.

     Registered members have the ability to enhance their Launch experience through LAUNCHcast. In creating their LAUNCHcast stations, members rate artists, songs and albums according to their preferences. This process provides Launch with confidential, voluntary data based on musical tastes and allows members to enrich their own content experience when interacting with the site. This information also creates a robust community-rating base.

     We believe that active music consumers consider musical tastes to be an important part of personal identity. Music is a shared experience and a powerful catalyst for community formation. Our goal is to make each registered member an active participant in the Launch community. Key elements of our community services that are available free to registered users include:

     - ability to rate songs, albums, and artists;

     - chats with artists and other users; and the

     - ability to write and post artist or album reviews on the page dedicated to the artist/album.

A key benefit of our community is that user-generated content is obtained at minimal cost to us. In addition, we believe that users who have invested considerable amounts of time developing community ties are less likely to switch to another site for music content.

  Launch on CD-ROM

     Because fixed media such as CD-ROM do not share the Internet's bandwidth limitations, we can offer rich graphics, CD-quality audio and full-motion video in Launch on CD-ROM. The interface for Launch on CD-ROM is a graphically rich three-dimensional virtual city where users navigate to particular content by visiting different buildings. Various buildings such as "The Hang," housing music content, and devices such as "The Vibreaker," which contains album reviews, have become consistent, recognized features of Launch's environment. Advertising on the CD-ROM is principally in the form of television commercials, product placements and interactive advertisements. The city environment permits conspicuous yet natural advertising placements. The familiar look of billboards within the city or, for example, candy in a theater concession stand encourages users to click the branded icons to view the advertising. Many of the advertisements pop up in the environment on video billboards. We track how users spend time within the CD-ROM and which advertisements they see. Users voluntarily send this information back to Launch, along with basic demographic information, so that we can provide advertisers with a profile of our audience and which advertisements they saw. Launch offers prizes and other incentives for users who furnish this information.

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

     - video game demonstrations; and

     - television-quality advertisements.

     We published the first issue of Launch on CD-ROM in May 1995. As of December 2000, total distribution for the CD-ROM was approximately 265,000 units. We intend to phase out CD-ROM delivery as more efficient broadband distribution systems achieve more widespread consumer acceptance and enable us to migrate our richest audio and video content to launch.com.

  The Warped Tour and other Concert Series

     Launch acquired The Warped Tour on August 31, 2000. This media property provides unique integrated sponsorship opportunities to our partners by leveraging this property with the breadth of our other properties. The Warped Tour is a popular summer concert series where musicians, athletes and fans interact and participate in daylong events. The Warped Tour blends a cross section of great music from chart-topping and emerging artists with skate/surf culture of extreme sports. In addition, the tour allows us to access exclusive content generated during the Warped Tour. Launch maintains an on-site presence at the concert venues as well as promotes, markets, and sells sponsorships for the tour through existing and new online/offline partnerships. Launch also creates and manages smaller multi-city concert series that showcase new and emerging artists that generate additional integrated sponsorships.

     We are committed to maximizing Launch's distribution through all viable distribution systems for digital media. The proliferation of high-speed access to the Internet through cable or DSL modem presents new opportunities to distribute our most compelling content, including personalization and community features, directly to consumers without publishing a CD-ROM. Since March 1999 we have been providing our content under an agreement with ServiceCo LLC, d.b.a Road Runner. Under this agreement, we provide Road Runner with music related content for its high speed, cable modem service. The content we provide appears on co-branded pages which link back to launch.com. We believe that by leveraging our access to content and video production expertise, Launch will have a strategic advantage in providing true broadband content. In addition, wireless delivery of digital media content will, when available, allow Launch to deliver customized versions of its rich media content to users' portable devices.

CONTENT DEVELOPMENT AND SYNDICATION

     We have developed strong working relationships with most of the major and independent record labels, including Sony Music, Warner Music, Universal Music, EMI Music, and BMG, and with many popular artists. Our core editorial team is in regular contact with record labels and with independent publicists who arrange for artists to spend time filming interviews and performances for use on the Launch properties. The Launch editorial team has extensive experience in many facets of music journalism and also uses a diverse group of freelance writers to contribute many of the written features in Launch. Our strategy is to employ core groups of editors, artists, video producers and other content creators on a full time basis and also capitalize on a talented network of freelancers as needed. Although we create most of Launch's content, from time to time we license content from third parties. We entered into licensing agreements with EMI Music and Warner

Music Group, on a non-exclusive basis, for Internet distribution rights to stream their catalog and new release music videos on demand. These agreements are multi-year and provide selected worldwide rights as well.

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

     Launch has created exclusive video interviews and video performances with a variety of new and established artists across multiple genres, including:

311                          Godsmack                     Sarah McLachlan
Tori Amos                    Goo Goo Dolls                Alanis Morissette
Barenaked Ladies             David Gray                   No Doubt
Ben Folds Five               Buddy Guy                    Papa Roach
Blink 182                    Incubus                      Radiohead
Blues Traveler               Natalie Imbruglia            REM
The Cardigans                Chris Isaak                  Joshua Redman
Coldplay                     Wyclef Jean                  Jill Scott
Sheryl Crow                  Jewel                        Seal
The Cure                     B.B. King                    Shaggy
D'Angelo                     Korn                         Britney Spears
Deftones                     Johny Lang                   Third Eye Blind
Eminem                       L.L. Cool J                  The Verve Pipe
Everclear                    Dave Mathews Band            Wallflowers

     Our acquisition and integration of SW Networks, JBTV, National Video Subscriptions, Inc., Tour Dates, and The Warped Tour have increased the quantity and expanded the scope of Launch's music content and allowed us to package and syndicate our content to third parties. We provide music news and information in various format-specific genres, such as country, adult contemporary and urban, to radio stations (through SW Networks which was renamed Launch Radio Networks) and to Internet-based companies. Launch's reporting and newsgathering infrastructure consists of over twenty-five full-time staff based at three bureaus located in New York, Los Angeles and Nashville. Launch has significantly increased the number of music videos offered on launch.com by encoding videos from the NVS and JBTV libraries and adding them to the site.

ADVERTISING

     We sell advertising and sponsorships against the cumulative audience viewing content on Launch. We sell advertisements that include placement on launch.com, Launch on CD-ROM and The Warped Tour. Specific placement within Launch depends on the particular advertiser's media and creative goals. We negotiate pricing based on the size of the unique audience, the extent of the placement and the length of the agreement. See "Risk Factors -- If we fail to increase the size of our audience, we may not be able to attract advertisers or strategic alliances." Launch's strategy is to focus on large, consumer brand advertisers who seek to reach the active music consumer in a relevant environment. Launch understands that advertisers aiming to reach young consumers making first time brand decisions desire advertising capable of making an emotional connection with the viewer. Launch offers advertisers the opportunity to make such connections with their potential consumers by delivering engaging advertising to a targeted audience or sponsoring a relevant content area. Advertisers derive significant value from targeted users who choose to spend time interacting with the content and the advertisement. Our research indicates that users who view advertisements in Launch tend to remember those advertisements more than advertisements appearing on traditional media. See "Risk Factors -- Effectiveness and acceptance of digital media for advertising are unproven, which discourages some advertisers from advertising on Launch."

     Launch derives a portion of its advertising revenues from banner advertisements that are prominently displayed at the top of pages throughout launch.com. Banner advertisements are typically sold based on a cost-per-thousand-impressions (CPM) basis. Targeted banners and sponsorships typically sell for higher CPM's than run-of-site banners. From each banner advertisement, viewers can hyperlink directly to the advertiser's Web site, thus providing the advertiser the opportunity to directly interact with an interested customer. Advertisers have the opportunity to purchase either run-of-site banners or banners and sponsorships specifically targeted to a subset of Launch members based on zip code, age, gender or musical preference. Launch charges premium advertising rates for any level of targeting.

     Through partnerships with leading merchants, Launch also intends to offer its users a variety of music-related products such as concert tickets and artist merchandise. In addition, Launch intends to pursue opportunities to sell other lifestyle products relevant to its audience. We believe that aggregating active music consumers and understanding their tastes by leveraging our substantial database of information about our users positions Launch to be a valuable channel for merchants who are focused on the 12 to 34 year old demographic group.

     Launch has derived a significant amount of its revenues to date from the sale of advertising. Advertising orders are short term and subject to cancellation without penalty until shortly before the advertisement runs. Launch employs a direct sales force of twenty-five professionals. We depend upon a limited number of advertisers in any quarterly period. The loss of a key advertising relationship or the cancellation or deferral of even a limited number of orders could adversely affect our quarterly financial performance. See "Risk Factors -- We depend on a limited number of advertisers, and the loss of a number of these advertisers could adversely affect our operating results." Advertisers in 1998, 1999, and 2000 include the following:

American Express      Gillette              MCI                   Qualcomm
AT&T                  Heinz                 Merck                 Sony
Citibank              IBM                   Microsoft             Sprint
Coca-Cola             Intel                 Miller                Taco Bell
Discover Card         Jack Daniels          Motorola              Target
Dr. Pepper            Jim Beam              Nike                  Toyota
eBay                  Kellogg's             Nintendo              Universal Pictures
Ford                  Lee Jeans             Polaroid              US Navy
The GAP               Levi's                Pontiac               Visa
Gateway               Mazda                 Proctor & Gamble      Wrigley's
General Motors        McDonalds

CONTENT SYNDICATION

     We generate revenue through content licensing to online and offline clients. We syndicate our music and entertainment news to radio stations in exchange for on-air inventory of radio advertisements. Launch sells such on-air inventory through Media America, a third-party advertising agency. We also syndicate this content to various online partners. We also intend to syndicate Internet Radio, which will expand the product offering for our content syndication.

STRATEGIC ALLIANCES

     Launch pursues strategic relationships to increase audience, build brand recognition and enhance content and distribution opportunities. We currently have strategic relationships in Distribution and Content, Sponsorship and Technology. Our future success depends to a significant extent upon the success of these alliances and the achievement of their strategic objectives.

  Distribution Agreements

     In November 2000, Launch renewed its distribution agreement with Real Networks that brings launch.com's video and other music content to a Launch Real Channel. In addition, LAUNCHcast has been upgraded and supports the Real Networks format. Consumers who express a preference for music content when downloading the Real Player G2 will receive the Launch Real Channel automatically. The Launch Real

Channel will also be available to existing Real Player users through the Real Channels customization page, accessed directly from their Real Player G2 and from Real guide. Users of Real Player G2 will have the ability to select from these videos available on demand. The agreement has a one year term.

     In October 2000, Launch entered into a one-year distribution agreement with Inktomi Corp. to participate in their Index Connect service. This service allows Inktomi's top tier portals and web sites the ability to search for Launch music content through a variety of genres and channels.

     Launch has entered into an agreement with Palm, Inc. that will allow MyPalm(TM) mobile portal users access to Launch.com music content. Launch has also entered into an agreement with Omnisky that will provide access by satellite. Both agreements are part of the Company's long-term strategy to allow access to Launch's content remotely by wireless means.

  Content, Sponsorship and Technology

     In 1999, Launch and Sony Music entered into a sponsorship and content license agreement and a music video license. Under the sponsorship content license, Launch grants to Sony Music a nonexclusive license to the content generated by Launch Radio Networks and supplied by Launch to radio stations. In return, Sony Music will pay Launch a quarterly license fee of $50,000. In addition, this license agreement provides that Sony Music and its affiliates will purchase advertising and promotional spots on Web sites or other media properties owned by Launch, in a minimum aggregate amount of $800,000 in the first year of the agreement, and $1.3 million in the second year of the agreement. Any advertising or promotional purchases by Sony Music or certain affiliates of Sony Music in excess of such minimum amounts shall be applied towards the next year's minimum commitment. The initial term of this agreement is two years, with extensions of three successive one-year terms at the option of Sony Music.

     In 1999, we entered into licensing agreements with EMI Music and Warner Music Group on a non-exclusive basis for Internet distribution rights to stream their catalog and new release music videos. These agreements are multi-year and provide selected worldwide rights as well.

     The music videos and audio channels available on launch.com use Microsoft's Windows Media Player and Real Networks streaming media technology.

MARKETING AND BRAND AWARENESS

     Launch employs a variety of methods to increase its audience and build brand recognition and loyalty. We believe that the most effective means of consumer marketing is creating programs that allow a potential user the opportunity to sample the product. As a result, Launch has used various direct marketing techniques, such as the distribution agreements described above for launch.com, and Internet and direct response advertisements offering no-risk subscriptions to Launch on CD-ROM.

     In addition to direct marketing, certain of our marketing staff focuses on other forms of brand awareness including traditional media advertising such as print, radio and outdoor. Launch also has a dedicated public relations team focused on generating press coverage in both trade and consumer media.

OPERATIONS AND INFRASTRUCTURE

     Launch's operating infrastructure has been designed and implemented to support the reliable and swift delivery of millions of page views a day in addition to supporting a large audience for our customized internet radio application and music videos applications. Key attributes of this infrastructure include scalability, performance and service availability.

     Web pages are generated and delivered, in response to end-users requests, by front-end Web and applications servers, and database servers. Some of Launch's servers run on the Microsoft Windows NT operating system and Microsoft's IIS Web server software. Launch also utilizes Sun Enterprise class servers, which run on Solaris operating system. In addition to a core set of software platforms and software from Microsoft, Launch maintains a minimal number of third party applications for services such as online chat and traffic analysis. Launch utilizes DoubleClick's DART technology to deliver its advertisements. Launch is phasing out its current content managing and publishing system, in preference of a new XML/XSL Open-Standards-Based content management and application delivery platform.

     Launch maintains its live production servers and networking with Alchemy Co-location Services in Los Angeles, California. Launch's operations are dependent upon Alchemy's ability to protect its systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins and other events. Alchemy provides comprehensive facilities management services including human and technical monitoring of all production servers 24 hours per day, seven days per week. Alchemy provides the means of connectivity for Launch's servers to end-users via the Internet through multiple DS3 and OC12 connections. These connections link to many different parts of the Internet via a combination of public and private peering agreements. The facility is connected to two independent power grids, has two independent uninterruptible power supplies ("UPS"), which are battery-powered, as well as two independent diesel generators designed to provide power to the UPS systems within seconds of a power outage.

     Launch uses the services of iBeam and Akamai for bandwidth-intensive services such as caching audio and video streaming. The Company maintains non-exclusive relationships with these streaming companies to maintain flexibility and access to maximum performance and cost. Launch also uses the leading technologies for music encoding and streaming, including Microsoft's Windows Media and Real Networks. These technologies provide relatively high audio and video quality while also delivering the latest in digital security to avoid music piracy.

     Launch services its subscribers to the CD-ROM through Stark Services, a full service fulfillment company located in North Hollywood, California. As our fulfillment vendor, Stark Services is responsible for processing orders and managing the database of Launch on CD-ROM subscribers. They also generate detailed fulfillment, customer service, and circulation reports that allow us to effectively analyze our direct marketing efforts.

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

     - online services or Web sites targeted at music consumers, such as MP3.com, ARTISTdirect, Emusic.com, Net Radio, Echo and Napster;

     - Web retrieval and other Web "portal" companies, such as America Online, Real Networks, Microsoft MSN, Excite@Home Corporation, Walt Disney, Terra Lycos and Yahoo! Inc.; and

     - online music retailers, such as CDNow and Amazon.com.

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

GOVERNMENT REGULATION

     Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. Although our transmissions originate in California, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property privacy, libel and taxation apply to the Internet and Internet advertising.

     The growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Furthermore, the Federal Trade Commission has investigated the disclosure of personal identifying information obtained from individuals by Internet companies. In the event the Federal Trade Commission or other governmental authorities adopt or modify laws or regulations relating to the Internet, our business, results of operations and financial condition could be adversely affected. See "Risk Factors -- Governmental regulation of the Web related to communication, commerce and other issues may limit the growth of our business and decrease our market opportunity."

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

INTELLECTUAL PROPERTY

     The music and music videos featured in Launch are copyrighted works of third parties, including record labels, artists and songwriters. Each piece of music or music video content may have multiple copyright owners, some with rights in the sound recording, covering the particular performance, others with rights in the musical composition, covering the lyrics and music, and in the case of music videos, others with rights to the visual content. Launch has different licensing arrangements with these parties depending on how the song or music video is used by Launch and the length of the part of the song included. In certain cases, we use content without a formal license because we do not believe that such a license is required; however, the laws in this area are uncertain. Our arrangements range from formal contracts to informal agreements based on the promotional nature of the content. In some cases, Launch pays a fee to the licensor for use of the music or music video and in other cases the use is free. Launch also uses other content, including images that are copyrighted works of others. We rely on our positive working relationships with copyright owners to obtain licenses on favorable terms. Any changes in the nature or terms of these arrangements, including any requirement for Launch to pay significant fees for the use of the content, could have a negative impact on the availability of content or our business.

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

EMPLOYEES

     As of December 31, 2000, Launch had 280 full-time employees. Our future performance depends in significant part on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, Launch also employs independent contractors to support our research and development, marketing, sales and support and administrative organizations. None of Launch's employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS

                NAME                   AGE                           POSITION
                ----                   ---                           --------
David B. Goldberg....................  33     Chairman of the Board of Directors, Chief Executive
                                              Officer
Robert D. Roback.....................  33     President and Director
Jeffrey M. Mickeal...................  40     Chief Financial Officer and Secretary
Spencer A. McClung, Jr...............  34     Executive Vice President, Advertising Sales and
                                              Business Development
R. Briggs Ferguson...................  35     Executive Vice President, Product Strategy and
                                              Marketing
Alex X. Maghen.......................  33     Chief Technology Officer

     David B. Goldberg has served as Launch's chairman of the board and chief executive officer since he co-founded Launch in February 1994. Prior to that time, from October 1991 to December 1993, Mr. Goldberg was director of marketing strategy and new business development at Capitol Records, a major record label in Hollywood, California. Mr. Goldberg was a consultant at Bain & Co., a major strategy-consulting firm, from September 1989 to September 1991. Mr. Goldberg is a member of the National Academy of Recording Arts and Sciences. Mr. Goldberg holds an A.B. in history and government from Harvard University.

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

     Spencer A. McClung, Jr. has served as Launch's executive vice president, advertising sales and business development, since July 2000. From July 1996 to July 1997, he served as Launch's senior vice president, advertising and business development, since July 1997. From January 1996 to July 1996, Mr. McClung served as Launch's vice president, marketing. From July 1995, when he joined Launch, to January 1996, he served as Launch's senior director, marketing. From July 1991 to July 1993, he served as a senior financial analyst at the Walt Disney Company. From June 1989 to July 1991, he served as a financial analyst at Trammell Crow Ventures, a real estate development company. Mr. McClung holds a B.A. from Texas A&M University and an MBA from Harvard Business School.

     R. Briggs Ferguson joined LAUNCH in June 2000 as Executive Vice President, Product Strategy & Marketing. Prior to that time, beginning in 1991, Mr. Ferguson was with EMI Music, first as Director of Worldwide Business Development and Planning with EMI Music Group and then as Senior Vice President, Marketing with EMI Music Distribution. Before EMI, Mr. Ferguson spent three years at Bain & Co. as a management consultant specializing in marketing and business development. He earned a BA in Engineering Sciences and a BE in Electrical Engineering from Dartmouth College.

     Alex X. Maghen joined LAUNCH in July 2000 as Chief Technology Officer. He came to LAUNCH from MTVi Group, Viacom's Internet music initiative, where he also served as Chief Technology Officer. Prior to his Chief Technology Officer position, Mr. Maghen was Vice President, Online & Interactive technology at MTV Networks. Mr. Maghen joined Viacom in 1995 where he served as Director of Technology, Viacom Interactive Services, until 1996 when he became Vice President Production & Technology, Nickelodeon Online. Mr. Maghen went to Viacom after four years at AT&T as Director of Content Software Development for AT&T Interactive Television products. He earned a BS in Mathematics, Computer Science & Engineering at Drexel University and completed the Graduate Program in Interactive Telecommunications at New York University.

ITEM 2. PROPERTIES

     Our principal administrative, sales, marketing and production facilities are located at our headquarters, which consists of three buildings and approximately 45,000 square feet of office and studio production space in Santa Monica, California. Our leases for the Santa Monica facilities provide for rental payments of approximately $1.3 million per year and expire from 2003 through 2006. We have the option to renew our main production facility sublease for one additional four-year period. We also lease approximately 12,000 square feet of office space in New York City for use as an East Coast production, sales and marketing office. Our leases in New York City provide for rental payments of approximately $455,000 per year and expire in 2009. We also have offices in Chicago, Atlanta, and Nashville. These leases consist of approximately 12,000 square feet in aggregate and provide for approximately $129,000 in annualized rent payments. We believe that our current facilities will be adequate to meet our needs for the foreseeable future. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, Launch may be involved in litigation relating to claims arising out of its operations. On January 31, 2001, WB Stellar Acquisitions, LLC commenced an action against us in the Supreme Court of the State of New York seeking rent and damages of $793,000 with respect to a lease for commercial space that expired on July 31, 2000. The Company plans to vigorously defend itself against this action as we believe we have meritorious defense, but no assurance can be given we will prevail. There are no other proceedings, either individually or in aggregate that are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Market Prices for the Company's Common Stock

     The Company's Common Stock has been traded on the NASDAQ National Market under the symbol "LAUN" since April 23, 1999. The following table sets forth for the period April 23, 1999 through December 31, 1999 and for the year ended December 31, 2000 range of high and low closing prices per share of Common Stock, as reported by the NASDAQ National Market:

                                                            HIGH        LOW
                                                           -------    -------
1999
Second Quarter (beginning April 23, 1999)................  $30.000    $12.625
Third Quarter............................................  $18.000    $ 9.000
Fourth Quarter...........................................  $22.500    $ 9.750
2000
First Quarter............................................  $26.250    $15.391
Second Quarter...........................................  $15.813    $ 7.125
Third Quarter............................................  $ 9.125    $ 6.000
Fourth Quarter...........................................  $ 6.813    $ 1.500

     On December 28, 2000 there were 1,300 holders of record of our Common
Stock.

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. Launch currently intends to retain future earnings, if any, to fund the development and growth of its business.

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of February 28, 2001 was approximately $15,350,000 based on the $1.125 closing price for the Common Stock on The NASDAQ National Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant. The number of shares of Common Stock of the registrant outstanding as of February 29, 2001 was 14,391,889.

  Sales of Unregistered Securities During the Year Ended December 31, 2000

     During the year ended December 31, 2000, the Company issued and sold the following securities without registration under the Securities Act:

     On January 18, 2000 Launch acquired the Atlanta based Tourdates.com, the premier online guide to local and national concert information. The total purchase price of approximately $12.0 million was comprised of 626,556 shares of the Company's common stock with a fair value of $11.6 million, a cash payment of approximately $1.0 million, and transaction costs of approximately $400,000. Tourdates.com gathers its tour information from a network of 10,000 bands, leading concert agencies and promoters and more than 80 field representatives based in 56 U.S. cities, Canada and other international locations such as London and Warsaw. In addition, Tourdates.com's approximately 85,000 registered users became part of launch.com's member community.

     On August 31, 2000, the Company purchased the entire membership interest in C.C.R.L., LLC d.b.a. The Warped Tour. The Warped Tour is a popular summer concert series where musicians, athletes and fans interact and participate in daylong events. The purchase price of approximately $7.8 million was comprised of 788,474 shares of the Company's common stock with a fair value of approximately $5.5 million, cash payments of $2 million and transaction costs of approximately $250,000. The terms of acquisition also include contingent future purchase cash or stock payments to the sellers, aggregating $23.5 million over a five-year period including a $15 million payment in the fifth year, based on performance targets set for the operations of the Warped Tour.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected historical consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report and has been derived from the consolidated financial statements of Launch, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 are included elsewhere in this report.

                                                       YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                        1996        1997        1998        1999        2000
                                       -------    --------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net revenues.......................  $ 1,375    $  3,137    $  5,014    $ 16,626    $ 30,829
  Loss from operations...............   (4,768)     (6,676)    (13,805)    (39,481)    (52,217)
  Loss per share from
     operations(1)...................  $ (5.50)   $  (7.89)   $ (16.36)   $  (4.15)   $  (3.67)
  Weighted average shares outstanding
     used in basic and diluted per
     share calculations..............      920         925         933       9,218      13,782
BALANCE SHEET DATA:
  Total assets.......................  $ 4,784    $  1,790    $ 13,164    $ 94,217    $ 68,951
  Long-term obligations..............       58          77         639         999       2,501
  Mandatory redeemable convertible
     preferred stock.................   10,458      11,065      36,707          --          --
  Total stockholders' equity
     (deficit).......................  $(7,006)   $(14,186)   $(27,826)   $ 86,042    $ 50,999

---------------
(1) See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of the net loss per share and the number of shares used in the per share calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Launch commenced operations in February 1994 as 2Way Media, Inc. and changed our name to Launch Media, Inc. in March 1998. As of December 31, 2000, launch.com had approximately 5.6 million registered users. Double Click, Inc., our third-party ad server, reported that, in December 2000, launch.com reached approximately 5.1 million unique visitors. A unique visitor is defined as an unduplicated web site user within a given time period. As of December 2000, Launch on CD-ROM had a distribution of approximately 265,000 units. In December 2000, we also streamed more than 5.7 million music videos on launch.com.

     Launch has incurred significant net losses and negative cash flows from operations since its inception, and as of December 31, 2000, had an accumulated deficit of approximately $115.7 million. Launch intends to continue to make significant financial investments in marketing and promotions, content development, technology and infrastructure development. As a result, we believe that we will incur operating losses and negative cash flows from operations during the next year.

     To date, Launch's revenues have been derived primarily from the sale of advertising, including online and offline sponsorships, content licensing, and to a lesser extent, from annual subscriptions relating to Launch on CD-ROM. Launch derives revenue from advertising sales against the total audience viewing content on both launch.com and Launch on CD-ROM. Launch expects that future growth, if any, in advertising revenue will largely depend upon increasing the launch.com audience.

     Advertising revenues for sponsorships across the Launch media properties are recognized ratably over the sponsorship term, which are typically one to twelve months. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears. With respect to launch.com, revenues from advertisements are recognized ratably in the period in which the advertisement is displayed, provided that no significant Launch obligations remain.

     Content licensing primarily relates to the Launch Radio Networks' content syndication. Launch obtains on-air radio advertising inventory in exchange for music and entertainment news content. Launch sells this inventory for cash and recognizes revenue when the radio stations broadcast the advertisement. Other content licensing revenues includes online and content syndication.

     We derive subscription revenues from annual subscription fees for Launch on CD-ROM. Advance payments for Launch on CD-ROM subscriptions are recorded as deferred revenue and recognized as revenue ratably over the term of the subscription.

     Advertising revenues also include barter revenues, which represent an exchange by Launch of advertising space on Launch on CD-ROM for advertising space on other Web sites. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the advertisements received or delivered based on advertising rates currently in effect. Barter revenues are recognized when the advertisements are run on the Launch media properties. Barter expenses are recognized when Launch's advertisements are run on the reciprocal Web sites or other advertising medium, which is typically in the same period as when the advertisements are run on the Launch media properties. In 2000, revenues recognized from barter transactions represented 11% of total net revenues.

     We have entered into various license arrangements, strategic alliances and business acquisitions in order to build our audience, provide music-specific content, generate additional online traffic, increase registered members and establish additional sources of revenue. These acquisitions, arrangements and alliances have resulted in a variety of non-cash charges that will affect our operating results over the next several fiscal periods.

SIGNIFICANT EVENTS

  Tourdates.com

     On January 18, 2000 Launch acquired the Atlanta based Tourdates.com, the premier online guide to local and national concert information. The predominantly stock transaction was valued at approximately $11.6 million. Tourdates.com gathers its tour information from a network of 10,000 bands, leading concert agencies and promoters and more than 80 field representatives based in 56 U.S. cities, Canada and other international locations such as London and Warsaw. In addition, Tourdates.com's approximately 85,000 registered users became part of launch.com's member community.

  The Warped Tour

     On August 31, 2000, the Company purchased the entire membership interest in C.C.R.L., LLC d.b.a. The Warped Tour. The Warped Tour is a popular summer concert series where musicians, athletes and fans interact and participate in daylong events.

     The purchase price of approximately $7.8 million was comprised of 788,474 shares of the Company's common stock with an estimated fair value of $5.5 million, cash payments of $2.0 million and transaction costs of approximately $250,000. The terms of acquisition also include contingent future purchase cash or stock payments to the sellers, aggregating $23.5 million over a five-year period including a $15 million payment in the fifth year, based on performance targets set for the operations of the Warped Tour.

  Online Music Group

     In December 2000, the Company decided to discontinue the Online Music Group due to the reduced demand for banner only advertising and focused our marketing and customer acquisition efforts on launch.com.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations for Launch expressed as a percentage of net revenues:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1999      2000
                                                              ------    ------    ------
STATEMENT OF OPERATIONS DATA
Net revenues:
  Advertising...............................................    58.0%     52.8%     67.5%
  Content licensing.........................................     0.0      32.6      25.6
  Subscription and other....................................    42.0      14.6       6.9
                                                              ------    ------    ------
          Total net revenues................................   100.0     100.0     100.0
Operating expenses:
  Cost of revenues..........................................    91.0      25.5      25.3
  Sales and marketing.......................................   163.0     131.6      94.0
  Content and product development...........................    76.2     104.4      63.7
  General and administrative................................    38.6      28.1      29.7
  Depreciation and amortization.............................     6.5      47.9      56.7
                                                              ------    ------    ------
Loss from operations........................................  (275.3)   (237.5)   (169.4)
Interest income, net........................................     7.8      12.0       5.3
                                                              ------    ------    ------
Loss before provision for income taxes......................  (267.5)   (225.5)   (164.1)
Provision for income taxes..................................     0.1       0.1       0.0
                                                              ------    ------    ------
Net loss....................................................  (267.6)%  (225.6)%  (164.1)%
                                                              ======    ======    ======

COMPARISONS OF YEARS ENDED DECEMBER 31, 2000 AND 1999

  Total Net Revenues

     Total net revenues increased 85.4% from $16.6 million in 1999 to $30.8 million in 2000. The increase in net revenues was primarily attributable to an increase in advertising revenues and content licensing.

     Advertising Revenues. Advertising revenues increased 136.9% from $8.8 million, or 52.8% of total net revenues in 1999, to $20.8 million, or 67.5% of total net revenues in 2000. The increase in advertising revenue can be attributed to an increased number of advertisers and sponsors on Launch's media properties and revenue from large corporate sponsorships. Throughout 2000, Launch continued to expand its advertising sales force, in particular focusing its sales efforts on sponsorships or advertisements that covered all of Launch's media properties. Launch expects advertising revenue to continue to represent a significant portion of its total net revenues for the foreseeable future. Included in advertising revenues are revenues recognized from barter transactions of $3.4 million for the year ended December 31, 2000, compared to $1.2 million for the year ended December 31, 1999.

     Content Licensing. Content licensing revenues increased 45.5% from $5.4 million, or 32.6% of total net revenues in 1999, to $7.8 million, or 25.6% of total net revenues in 2000. Content licensing revenue is primarily generated from Launch Radio Networks (LRN) by providing news and information to radio stations in exchange for advertising radio spots. These radio spots are sold through a third-party advertising agency and recognized as revenue when the radio station broadcasts the advertisement. Content licensing revenues from LRN depend on both the number of music and music related spots we are able to create and on the radio markets demand for news and information. While LRN revenue comprises the majority of our content licensing, we expect LRN revenues to decrease as a percentage of total content licensing as we continue to expand our other content syndication.

     Subscription and Other. Subscription and other revenues decreased 11.6% from $2.4 million, or 14.6% of total net revenues in 1999 to $2.1 million, or 6.9% of total net revenues in 2000. The decline in subscription and other revenue can be attributed to the Launch on CD-ROM. During the third quarter of 2000, Launch began to transition the distribution to a controlled circulation model. As a result, Launch anticipates that subscription revenues from Launch on CD-ROM will discontinue as of March 31, 2001.

  Operating Expenses

     Cost of Revenues. Cost of revenues consist primarily of CD-ROM manufacturing, packaging and distribution costs, Online Music Group ("OMG") inventory costs, content licensing, site-hosting, bandwidth and online advertisement serving costs. Cost of revenue increased 84.2% from $4.2 million, or 25.5% of total net revenues in 1999, to $7.8 million or 25.3% of total net revenues in 2000. The increase in cost of revenues can be attributed to OMG costs and increased serving and bandwidth costs. In December 2000, the Company decided to discontinue the Online Music Group due to the reduced demand for banner only advertising and focused our marketing and customer acquisition efforts on launch.com. Even with the elimination of the OMG inventory costs, we expect cost of revenues to continue to increase in absolute dollars and stay relatively constant as a percentage of net revenues.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of customer acquisition and marketing costs, promotional costs and the cost of the direct marketing and advertising sales force. Sales and marketing expenses increased 31.7% from $21.9 million, or 131.6% of total net revenues in 1999 to $29.0 million, or 94.0% of total net revenues in 2000. The increase in sales and marketing expenses occurred primarily due to the cost of acquiring new registered users on launch.com, including distribution agreements and promotions, advertising for Launch on other web sites, the hiring of additional sales and marketing personnel and increased sponsorships of music events. We expect sales and marketing expenses to increase as we leverage existing distribution agreements to increase the audience on launch.com.

     Content and Product Development Expenses. Content and product development expenses consist of editorial, which includes video production and editorial writers, art production and software, technology and Web development costs. Content and product development expenses increased 13.1% from $17.4 million, or 104.4% of total net revenues in 1999 to $19.6 million, or 63.7% of total net revenues in 2000. Content and product development expenses in 1999 include a one-time charge of $5 million relating to warrants which were issued to two major record labels for nonexclusive Internet music video distribution rights to stream catalog and new release music videos. Content and product development expenses increased due to costs of further development and enhancement of the launch.com Web site, including product development costs, significant additions to personnel, and software license costs. We believe that significant investments in content and product development are required to remain competitive and to retain our registered users. Therefore, we expect that content and product development expenses will continue to increase in absolute dollars, although continue to decrease as a percentage of total net revenues.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance and accounting, human resources, legal, facilities, investor relations, and fees for professional services. General and administrative expenses increased 96.0% from $4.7 million, or 28.1% of total net revenues in 1999, to $9.1 million, or 29.7% of total net revenues in 2000. The increase in general and administrative expenses for the year ended December 31, 2000 was primarily attributable to increases in salary and related expenses, facility expenses, bad debts, insurance, and investor relation costs. Launch anticipates that general and administrative expenses will continue to increase in absolute dollars, but decrease as a percentage of total net revenue.

  Depreciation and Amortization

     Depreciation and amortization was $17.5 million for the year ended December 31, 2000 as compared to $8.0 million for the year ended December 31, 1999. Launch's depreciation and amortization expenses primarily consisted of amortization of excess purchase prices over net tangible assets acquired arising from its acquisitions. Also included in depreciation and amortization are costs associated with purchases of equipment and facility enhancements.

  Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents and short-term investments, offset by interest expense on borrowings. Net interest income decreased from $2.0 million in 1999 to $1.6 million in 2000. The decrease in net interest income in 2000 is a result of the decrease in the average amount of short-term investments in 2000 in comparison to 1999.

  Income Taxes

     Launch's income taxes consist of minimum state franchise taxes. At December 31, 2000 Launch had approximately $101.6 million and $47.8 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. Launch's federal and state net operating loss carryforwards expire beginning in 2009 and 2001, respectively. Due to the change in Launch's ownership interests in connection with the IPO and prior private placements, future utilization of the net operating loss carryforwards may be subject to certain annual limitations.

  Unearned Compensation

     In connection with the grant of stock options to employees in 1998, Launch recorded unearned compensation of $1.4 million representing the difference between the deemed value of Launch's common stock for accounting purposes and the exercise price of such options at the date of grant. Such amount, net of amortization, is presented as a reduction of stockholders' equity and amortized over the four-year vesting period of the options. Amortization of unearned compensation was $443,000 and $223,000 in 1999 and 2000, respectively.

COMPARISONS OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

  Total Net Revenues

     Total net revenues increased 231.6% from $5.0 million in 1998 to $16.6 million in 1999. The increase in net revenues was primarily attributable to an increase in advertising revenues and content licensing.

     Advertising Revenues. Advertising revenues increased 202.2% from $2.9 million, or 58.0% of total net revenues in 1998, to $8.8 million, or 52.8% of total net revenues in 1999. The increase in advertising revenue can be attributed to an increased number of advertisers and sponsors on Launch's media properties and revenue from Sony and Intel's advertising sponsorships. Throughout 1999, Launch continued to expand its advertising sales force, in particular focusing its sales efforts on sponsorships or advertisements that covered all of Launch's media properties. The inventory of impressions available on our web site increased, as a result of the fourth quarter growth of Online Music Group. Launch expects advertising revenue to continue to represent a significant portion of its total net revenues for the foreseeable future. Included in advertising revenues are revenues recognized from barter transactions of $1.2 million for the year ended December 31, 1999, compared to $1.3 million for the year ended December 31, 1998.

     Content Licensing. Content licensing revenues for the year ended December 31, 1999 were $5.4 million, or 32.6% of total net revenues. Content licensing revenue is primarily generated from Launch Radio Networks (LRN) by providing news and information to radio stations in exchange for advertising radio spots. These radio spots are sold through a third-party advertising agency and recognized as revenue when the radio station broadcasts the advertisement. Content licensing revenues in prior years were immaterial and were captured in subscriptions and other revenues. Content licensing revenues from LRN depend on both the number of music and music related spots we are able to create and on the radio markets demand for news and information. While LRN revenue comprises the majority of our content licensing, we expect LRN revenues to decrease as a percentage of total content licensing as we continue to expand our content syndication.

     Subscription and Other. Subscription and other increased 14.9% from $2.1 million, or 42.0% of total net revenues in 1998 to $2.4 million, or 14.6% of total net revenues in 1999. Of the total $2.4 million in 1999, $1.1 million, or 6.8% of total net revenues, were generated from subscriptions and $650,000 related to a development agreement with Intel. Subscription revenue was $1.5 million in 1998. At December 31, 1999,

Launch had deferred revenues of $1,197,000 consisting primarily of prepaid advertising on Launch's media properties.

  Operating Expenses

     Cost of Revenues. Cost of revenues consists primarily of CD-ROM costs, OMG inventory costs, content licensing, site hosting, bandwidth, production costs for advertising projects and advertisement serving costs. Cost of revenue decreased 7.1% from $4.6 million, or 90.9% of total net revenues in 1998, to $4.2 million or 25.5% of total net revenues in 1999. The decrease in cost of revenues can be attributed to less costs incurred in 1999 relating to advertising production projects which were partially offset by increases in the cost of site hosting, advertisement server costs and content licenses.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of customer acquisition and marketing costs, promotional costs and the cost of the direct marketing and advertising sales force. Sales and marketing expenses increased 167.6% from $8.2 million, or 163.0% of total net revenues in 1998 to $21.9 million, or 131.6% of total net revenues in 1999. The increase in sales and marketing expenses occurred primarily due to the cost of acquiring new registered users on launch.com, including distribution agreements and promotions, advertising for Launch on other web sites, the hiring of additional sales and marketing personnel and increased sponsorships of music events. In addition, we undertook a significant outdoor advertising campaign beginning in August 1999 in order to promote the Launch brand and increase the audience on Launch's media properties. We expect sales and marketing expenses to increase as we pursue additional marketing campaigns and enter into new distribution agreements to increase the audience on launch.com, expand marketing of the Launch brand and hire additional sales and marketing personnel.

     Content and Product Development Expenses. Content and product development expenses consist of editorial, which includes video production and editorial writers, art production and software, technology, cost of warrants and Web development costs. Content and product development expenses increased 354.2% from $3.8 million, or 76.2% of total net revenues in 1999 to $17.4 million, or 104.4% of total net revenues in 1999. Content and product development expenses increased due to a one-time charge of $5 million relating to warrants, costs of development and enhancement of the launch.com Web site, including product development costs, significant additions to personnel, and software license costs. We believe that significant investments in content and product development are required to remain competitive and to retain our registered users. Therefore, we expect that content and product development expenses will continue to increase in absolute dollars, although decreasing as a percentage of total net revenues, for the foreseeable future.

     In the fourth quarter of 1999, the Company issued fully vested, non-forfeitable warrants to purchase 402,000 shares of common stock at an exercise price of $11.97 to $18.35 per share to two major record labels for nonexclusive Internet music video distribution rights to stream catalog and new release music videos. Because the warrants are fully vested, are not subject to forfeiture and do not require any minimum performance requirements, the Company recognized approximately $5.0 million of expense based upon the fair value of the warrants on the date issued.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance and accounting, human resources, legal, facilities, investor relations, and fees for professional services. General and administrative expenses increased 141.3% from $1.9 million, or 38.6% of total net revenues in 1998, to $4.7 million, or 28.1% of total net revenues in 1999. The increase in general and administrative expenses for the year ended December 31, 1999 was primarily attributable to salary and related expenses for additional personnel and increased facilities costs. Launch anticipates hiring additional personnel, expanding facilities and incurring additional costs related to being a public company, including costs related to investor relations programs and professional services fees. Accordingly Launch anticipates that general and administrative expenses will continue to increase in absolute dollars, but decrease as a percentage of total net revenue.

  Depreciation and Amortization

     Depreciation and amortization was $8.0 million for the year ended December 31, 1999 as compared to $0.3 million for the year ended December 31, 1998. Launch's depreciation and amortization expenses consisted primarily of amortization of excess purchase prices over net tangible assets acquired arising from its acquisitions in 1999 of Musicvideos.com and SW Networks. Also included in depreciation and amortization are costs associated with purchases of equipment and facility enhancements. We expect depreciation and amortization to increase as we acquire additional companies and invest in technology and facility assets.

  Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents and short-term investments, offset by interest expense on borrowings. Net interest income increased from $389,000 in 1998 to $2.0 million in 1999. The increase in net interest income in 1999 is a result of investing net proceeds from the Company's IPO.

  Income Taxes

     Launch's income taxes consist of minimum state franchise taxes.

  Preferred Stock and Accretion

     As a result of the Initial Public Offering, all 5,918,230 shares of preferred stock were converted to common stock, on a share for share basis. All series of preferred stock were redeemable, at the option of the holders, beginning on February 27, 2003. The shares were redeemable at the original issuance price plus 6% per annum from February 27, 1998 through the redemption date for Series A, B, and D stock and from March 29, 1996 through the redemption date for Series C stock. The carrying amount of the preferred stock was being increased by periodic accretions so that the amount reflected in the balance sheet would equal the mandatory redemption amount at the redemption date. Accretions were $1.9 million and $766,000 in 1998 and 1999, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, Launch has financed its operations primarily through a public issuance of common stock, private placements of preferred stock and, to a lesser extent, from the revenues generated by operations. As of December 31, 2000, Launch had approximately $16.7 million in cash and cash equivalents and marketable securities, which are primarily, short term securities.

     Net cash used in operating activities increased to $25.3 million for the year ended December 31, 2000, from $24.7 million for 1999. The increase in net cash used in operating activities is substantially attributable to the costs associated with the growth of Launch's media business.

     Net cash provided by investing activities was $23.4 million for the year ended December 31, 2000, as compared to $58.2 million used in 1999. The increase in net cash provided by investing activities resulted primarily from the net maturities of debt securities in 2000, of which the majority was used to fund and expand the Company's operating activities, rather than reinvested in additional securities. Investments of cash is predominantly invested in instruments that are highly liquid, are high quality investment grade, and have maturities of less than one year with the intent to make such funds readily available for operating purposes.

Partially offsetting the cash provided from maturities of securities were increases in purchases of property and equipment of $9.3 million and cash used in acquisitions of businesses of $3.8 million.

     Net cash provided by financing activities decreased to $2.5 million for the year ended December 31, 2000, from $82.0 million for 1999. The decrease is due principally to the one-time sale of common stock through our IPO in 1999.

     Launch has a capital lease line of credit for $2.0 million. The Company's net borrowings under this line of credit were approximately $1.4 million and $1.7 million for the year ended December 31, 1999 and 2000, respectively. This facility bears interest at the bank's prime rate (9.0% at December 31, 2000). The Company also secured an additional line of credit in 2000 for $3.0 million to finance capital expenditures. The line of credit accrues interest at 15% per annum and requires monthly interest and principal payments. At December 31, 2000, $2.6 million was outstanding under this line. The equipment purchased collateralizes both lease lines.

     Launch has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with the growth in Launch's operations and staffing, and anticipates that this will continue into the next year. In addition, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans include (i) substantially reducing operating and overhead costs and accelerating our move to profitability by increasing our net revenues through increasing the Launch audience and increasing advertising revenue per advertiser, (ii) raising additional funds through public or private debt or equity placement, (iii) licensing our content and technology, and/or (iv) merging with a strategic partner. There can be no assurance that the Company will be successful in these plans. Moreover, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT ACCOUNTING PRONOUNCEMENTS

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

RISK FACTORS

     This form 10-K contains forward-looking statements relating to future events or our future financial performance. You are cautioned that such events are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors identified in this form 10-K, including those discussed below, which could cause actual events or results to differ materially from those indicated by the forward-looking statements.

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

We Have a History of Losses and Because We Anticipate that Our Operating Expenses Will Grow More Quickly than Our Revenues, at Least in the Short Term, We Expect Increased Losses. As a Result of Our Anticipated Losses and Our Cash Position, Our Auditors Have Qualified Their Opinion on Our Financial Statements to Note that There is Substantial Doubt Regarding Our Ability to Continue as a Going Concern

     We incurred net losses of $13.4 million in 1998, $37.5 million in 1999 and $50.6 million in 2000. As of December 31, 2000, our accumulated deficit was $115.7 million. We have not achieved profitability and expect to incur operating losses in 2001 as well. Our existing financial resources may not be adequate to fund our operations over the next twelve months unless we obtain additional financing or significantly increase our revenues or reduce our expenses. We cannot assure you that we will be able to obtain such financing, increase our revenues or reduce our expenses to the extent required to continue operations without significantly curtailing our business activities. Further, even if we are successful in addressing our capital needs, such actions may adversely impact stockholder value. We will need to generate significant revenues to achieve and maintain profitability, and we cannot assure you that we will be able to do so. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or an annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance will likely be adversely affected. See "Selected Financial Data" for more detailed information regarding our historical operating results.

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

     - fund our ongoing operations;

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

Our Operating Results are Volatile and May Cause Our Stock Price to Fluctuate

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

     - mix of online advertisements sold;

     - seasonal declines in advertising sales, which typically occur in the first and third calendar quarters, which will be partially be offset with the increased revenues from The Warped Tour in the third quarter;

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

Because We Depend Principally Upon Advertising Revenues, if We Do Not Increase Advertising Sales, Our Business May Not Grow or Survive

     Our revenues for the foreseeable future will depend substantially on sales of advertising. In 1999 and 2000 advertising sales accounted for 52.8% and 67.5% of our net revenues, respectively. If we do not increase advertising revenues, our business may not grow or survive. Increasing our advertising revenues depends upon many factors, including our ability to do the following:

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

     A significant portion of the music content available on Launch is licensed from publishers, record labels and artists. We frequently either do not have written contracts or have short-term contracts with copyright owners, and, accordingly, our access to copyrighted content depends upon the willingness of such parties to continue to make their content available. Further, the parties who license material to us may face increasing costs to develop or acquire that material as a result of evolving laws regarding intellectual property, and these licensors may pass any such additional costs on to us. If the fees for music content increase substantially or if significant music content becomes unavailable, our ability to offer music content could be materially limited. We currently use certain content without a formal license because we do not believe that such a license is required under existing law. However, this area of law remains uncertain and may not be resolved for a number of years. When this area of law is resolved, we may be required to obtain formal licenses for such content. Such licenses may not be available on reasonable terms, if at all. Any limit on our content offering could adversely affect our business.

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

We Rely on Third Parties for Our Web Site Hosting Facilities and Internet Connectivity. If these Systems Fail, They Could Disrupt or Delay User Traffic, Which Could Impair Our Business

     Substantially all of our launch.com communications and computer hardware are located at Alchemy's facilities in Los Angeles, California. In addition, we utilize the audio and video streaming services of iBEAM Broadcasting and Akamai. iBEAM Broadcasting and Akamai have proprietary networks which delivers streaming audio and video over the Internet. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems and cause interruptions in our services. Computer viruses, electronic break-ins or other similar disruptive problems could result in reductions or termination of our services by our customers or otherwise adversely affect our Web site. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any backup systems or a formal disaster recovery plan.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is submitted in response to Part IV hereof. See Index to Consolidated Financial Statements.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of the Company is contained in Item 1. of Part I of this Form 10-K. The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial statements:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-1
Consolidated Balance Sheets at December 31, 2000 and 1999...   F-2
Consolidated Statements of Operations and Comprehensive Loss
  for each of the three years in the period ended December
  31, 2000..................................................   F-3
Consolidated Statements of Stockholders' Equity (Deficiency)
  for each of the three years in the period ended December
  31, 2000..................................................   F-4
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2000...............   F-5
Notes to Consolidated Financial Statements..................   F-6

     (a) 2. Financial Statement Schedules:

Report of Independent Accountants on Financial Statement
  Schedule..................................................  F-18
Schedule II -- Valuation and Qualifying Accounts............  F-19

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     (a) 3. Exhibits:

     The following exhibits are filed as part of this Annual Report on Form
10-K:

    EXHIBIT
     NUMBER                      DESCRIPTION OF DOCUMENT
    -------                      -----------------------
     3.1(2)    Second Amended and Restated Certificate of Incorporation of
               Launch (formerly 2Way Media, Inc.).
     3.2(2)    Amended and Restated Bylaws of Launch
    10.1(1)    1994 Stock Option Plan
    10.2(2)    1998 Stock Option Plan
    10.3(2)    1999 Employee Stock Option Plan
    10.4(1)    Form of Indemnity Agreement
    10.5(4)    Strategic Alliance Agreement between Launch and NBC
               Multimedia, Inc. dated February 26, 1998.
    10.6(4)    NBC-In Content Provider Agreement between Launch and NBC
               Multimedia, Inc. dated February 26, 1998.
    10.10(1)   Standard Industrial/Commercial Multi-Tenant Lease-Modified
               Net between Pennsylvania Group Ltd. and The Welk Group, Inc.
               dated August 1, 1997.
    10.11(1)   American Industrial Real Estate Association Standard
               Sublease between The Welk Group, Inc. and Launch dated April
               14, 1998.
    10.12(1)   Standard Form of Office Lease between Cityspire Centre
               L.L.C. and Intershoe, Inc. dated January 22, 1997.
    10.13(1)   Sublease Agreement between Intershoe, Inc. and Launch dated
               October 1998
    10.14(5)   American Industrial Real Estate Association Standard Lease
               between 2800 Olympic Boulevard Partners, L.P. and Launch
               dated October 8, 1999.
    10.15(5)   Standard Industrial/Commercial Multi-Tenant Lease between
               Ellen and David Adams and Launch dated January 11, 2000.
    10.16(5)   Standard Form of Loft Lease between 19th Street Associates and Launch dated February 17, 2000.
    10.17(2)   Employment Agreement between Launch and Jeffrey M. Mickeal dated April 10, 1995.
    10.18      Continued Employment Agreement between Launch and Spencer A.
               McClung, Jr. dated July 7, 2000.
    21.1       Subsidiaries of the Registrant.
    23.1       Consent of PricewaterhouseCoopers LLP, Independent
               Accountants.

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-72433) on February 16, 1999.

(2) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-72433) on March 31, 1999.

(3) Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-72433) on April 2, 1999.

(4) Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form SB-2 (File No. 333-72433) on April 21, 1999.

(5) Filed as an exhibit to Registrant's Form 10-K for year ended December 31, 1999, and incorporated herein by reference.

     (b) Reports on Form 8-K:

     The Company filed a report on Form 8-K on November 14, 2000 relating to the acquisition of CCRL, LLC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAUNCH MEDIA, INC.

March 29, 2001                            By:     /s/ DAVID B. GOLDBERG
                                            ------------------------------------
                                                     David B. Goldberg
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report on 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ DAVID B. GOLDBERG                    Chief Executive Officer and    March 29, 2001
-----------------------------------------------------   Director (Principal Executive
                  David B. Goldberg                               Officer)

                /s/ ROBERT D. ROBACK                       President and Director       March 29, 2001
-----------------------------------------------------
                  Robert D. Roback

               /s/ JEFFREY M. MICKEAL                    Chief Financial Officer and    March 29, 2001
-----------------------------------------------------  Secretary (Principal Financial
                 Jeffrey M. Mickeal                        and Accounting Officer)

                 /s/ THOMAS C. HOEGH                              Director              March 29, 2001
-----------------------------------------------------
                   Thomas C. Hoegh

                /s/ JAMES M. KOSHLAND                             Director              March 29, 2001
-----------------------------------------------------
                  James M. Koshland

                /s/ RICHARD D. SNYDER                             Director              March 29, 2001
-----------------------------------------------------
                  Richard D. Snyder

               /s/ WARREN LITTLEFIELD                             Director              March 29, 2001
-----------------------------------------------------
                 Warren Littlefield

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Launch Media, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the consolidated financial position of Launch Media, Inc. and subsidiaries (the "Company") at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PRICEWATERHOUSECOOPERS LLP

Woodland Hills, California
January 24, 2001

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                                 (IN THOUSANDS)

                                     ASSETS

                                                               1999        2000
                                                              -------    ---------
Current assets:
  Cash and cash equivalents.................................  $   878    $   1,438
  Marketable securities.....................................   56,891       15,219
  Accounts receivable, net..................................    4,027        5,759
  Notes receivable..........................................      298        2,729
  Prepaid and other current assets..........................    2,069          613
                                                              -------    ---------
          Total current assets..............................   64,163       25,758
Property and equipment, net.................................    8,303       17,315
Intangible and other assets.................................   21,751       25,878
                                                              -------    ---------
          Total assets......................................  $94,217    $  68,951
                                                              =======    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,766    $   4,669
  Accrued expenses..........................................    2,357        8,421
  Deferred revenue..........................................    1,197          356
  Capital lease obligations, current portion................      856        2,005
                                                              -------    ---------
          Total current liabilities.........................    7,176       15,451
Capital lease obligations, net of current portion...........      999        2,501
                                                              -------    ---------
          Total liabilities.................................    8,175       17,952
                                                              -------    ---------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value, shares authorized 75,000;
     shares issued and outstanding, 12,850 (1999) and 14,392
     (2000).................................................       13           15
  Additional paid-in capital................................  151,103      166,980
  Other comprehensive income................................      684           --
  Unearned compensation.....................................     (647)        (306)
  Accumulated deficit.......................................  (65,111)    (115,690)
                                                              -------    ---------
          Total stockholders' equity........................   86,042       50,999
                                                              -------    ---------
          Total liabilities and stockholders' equity........  $94,217    $  68,951
                                                              =======    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                 (IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net revenues:
  Advertising...............................................  $  2,906   $  8,782   $ 20,800
  Content licensing.........................................        --      5,421      7,888
  Subscription and other....................................     2,108      2,423      2,141
                                                              --------   --------   --------
                                                                 5,014     16,626     30,829
Operating expenses:
  Cost of revenues..........................................     4,560      4,235      7,799
  Sales and marketing.......................................     8,175     21,874     28,989
  Content and product development (includes $5,000 cost of
     warrants in 1999)......................................     3,822     17,360     19,629
  General and administrative................................     1,937      4,667      9,145
  Depreciation and amortization.............................       325      7,971     17,484
                                                              --------   --------   --------
  Loss from operations......................................   (13,805)   (39,481)   (52,217)
Interest income, net........................................       389      1,988      1,647
                                                              --------   --------   --------
  Loss before provision for income taxes....................   (13,416)   (37,493)   (50,570)
Provision for income taxes..................................         3         12          9
                                                              --------   --------   --------
  Net loss..................................................   (13,419)   (37,505)   (50,579)
Accretion of mandatory redeemable convertible preferred
  stock.....................................................    (1,851)      (766)        --
                                                              --------   --------   --------
  Net loss attributable to common stockholders..............  $(15,270)  $(38,271)  $(50,579)
                                                              ========   ========   ========
Basic and diluted net loss per common share.................  $ (16.36)  $  (4.15)  $  (3.67)
                                                              ========   ========   ========
Weighted average shares outstanding used in per share
  calculation...............................................       933      9,218     13,782
                                                              ========   ========   ========
Comprehensive loss:
Net loss....................................................  $(13,419)  $(37,505)  $(50,579)
Unrealized gain on securities available for sale............        --        684         --
                                                              --------   --------   --------
Comprehensive loss..........................................  $(13,419)  $(36,821)  $(50,579)
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                             COMMON STOCK     ADDITIONAL       OTHER
                                            ---------------    PAID-IN     COMPREHENSIVE     UNEARNED     ACCUMULATED
                                            SHARES   AMOUNT    CAPITAL        INCOME       COMPENSATION     DEFICIT      TOTAL
                                            ------   ------   ----------   -------------   ------------   -----------   --------
BALANCE, JANUARY 1, 1997..................     933    $ 1            --           --              --       $ (14,187)   $(14,186)
Stock options exercised...................       1     --      $      2           --              --              --           2
Unearned compensation related to stock
  options granted.........................      --     --         1,401           --         $(1,401)             --          --
Compensation related to stock options
  vested..................................      --     --            --           --             193              --         193
Issuance of warrants to purchase common
  stock...................................      --     --         1,435           --              --              --       1,435
Accretion of redeemable convertible
  preferred stock.........................      --     --        (1,852)          --              --              --      (1,852)
Net loss..................................      --     --            --           --              --         (13,419)    (13,419)
                                            ------    ---      --------        -----         -------       ---------    --------
BALANCE, DECEMBER 31, 1998................     934      1           986           --          (1,208)        (27,606)    (27,827)
Public stock offering, net of $1,128
  issuance costs..........................   4,010      4        80,912           --              --              --      80,916
Conversion of notes payable to common
  stock...................................      86     --         1,888           --              --              --       1,888
Accretion of redeemable convertible
  preferred stock.........................      --     --          (766)          --              --              --        (766)
Conversion of convertible preferred
  stock...................................   5,918      6        37,466           --              --              --      37,472
Compensation related to stock options
  vested..................................      --     --            --           --             443              --         443
Cost of warrants issued...................      --     --         4,964           --              --              --       4,964
Unrealized gain on securities available
  for sale................................      --     --            --        $ 684              --              --         684
Stock options exercised...................     189     --           304           --              --              --         304
Stock options forfeited...................      --     --          (118)          --             118              --          --
Issuance of stock under employee stock
  purchase plan...........................      32     --           298           --              --              --         298
Issuance of common stock for
  acquisitions............................   1,681      2        25,169           --              --              --      25,171
Net loss..................................      --     --            --           --              --         (37,505)    (37,505)
                                            ------    ---      --------        -----         -------       ---------    --------
BALANCE, DECEMBER 31, 1999................  12,850     13       151,103          684            (647)        (65,111)     86,042
Compensation related to stock options
  vested..................................      --     --            --           --             223              --         223
Gain on sale of securities................      --     --            --         (489)             --              --        (489)
Write-down of securities available for
  sale....................................      --     --            --         (195)             --              --        (195)
Treasury stock purchased..................      --     --          (834)          --              --              --        (834)
Stock options exercised...................      63     --           145           --              --              --         145
Stock options forfeited...................      --     --          (118)          --             118              --          --
Issuance of stock under employee stock
  purchase plan...........................      64     --           573           --              --              --         573
Issuance of common stock for
  acquisitions............................   1,415      2        16,111           --              --              --      16,113
Net loss..................................      --     --            --           --              --         (50,579)    (50,579)
                                            ------    ---      --------        -----         -------       ---------    --------
BALANCE, DECEMBER 31, 2000................  14,392    $15      $166,980        $  --         $  (306)      $(115,690)   $ 50,999
                                            ======    ===      ========        =====         =======       =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999         2000
                                                              --------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(13,419)   $ (37,505)   $(50,579)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       325        7,971      17,484
    Gain on sales of securities available for sale..........        --           --        (489)
    Write-down of securities available for sale.............        --           --         671
    Non-cash charges for issuance of equity securities......     1,650        6,722         462
    Allowance for sales returns and bad debts...............      (163)        (309)        620
    Amortization of deferred compensation...................       193          443         223
    Changes in operating assets and liabilities:
      Accounts receivable...................................      (373)      (2,951)     (1,587)
      Prepaid and other current assets......................      (281)      (1,827)      1,667
      Accounts payable......................................       459          572       1,204
      Accrued expenses......................................       563        1,445       5,864
      Deferred revenue......................................       219          714        (841)
                                                              --------    ---------    --------
        Net cash used in operating activities...............   (10,827)     (24,725)    (25,301)
                                                              --------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (1,570)      (3,417)    (12,760)
  Purchases of securities...................................   (44,653)    (282,160)    (51,871)
  Maturities of securities..................................    39,660      228,066      95,556
  Proceeds from notes receivables...........................        --          305         533
  Notes receivable..........................................        --         (144)     (2,964)
  Acquisition of businesses.................................        --         (800)     (4,614)
  Increase in other assets..................................      (288)         (28)       (514)
                                                              --------    ---------    --------
        Net cash provided by (used in) investing
          activities........................................    (6,851)     (58,178)     23,366
                                                              --------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under capital lease obligations..................      (203)        (970)     (1,445)
  Proceeds from capital lease obligations...................       740        1,500       4,056
  Proceeds from issuance of convertible preferred stock.....    18,230           --          --
  Proceeds from issuance of common stock....................        --       80,916          --
  Purchase of treasury stock................................        --           --        (834)
  Proceeds from employee stock purchase plan................        --          298         573
  Proceeds from exercise of stock options...................         2          302         145
                                                              --------    ---------    --------
        Net cash provided by financing activities...........    18,769       82,046       2,495
                                                              --------    ---------    --------
        Increase (decrease) in cash and equivalents.........     1,091         (857)        560
    Cash and cash equivalents, beginning of the year........       644        1,735         878
                                                              --------    ---------    --------
    Cash and cash equivalents, end of the year..............  $  1,735    $     878    $  1,438
                                                              ========    =========    ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest................................................  $     55    $     163    $    362
    Taxes...................................................  $      4    $      12    $      9
SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS:
  Equipment acquired under capital leases...................  $  1,090    $   1,195    $    544
  Conversion of notes payable to common stock...............        --    $   1,888          --
  Issuance of warrants under license agreements.............        --    $   4,964          --
  Issuance of common stock for acquisitions.................        --    $  25,171    $ 16,112
  Issuance of Series D stock and warrants...................  $  8,430           --          --
  Treasury stock issued under employee stock purchase
    plan....................................................        --           --    $    834
  Conversion of preferred stock to common stock.............        --    $  37,472          --

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

 1. NATURE OF OPERATIONS:

     Launch Media, Inc. was incorporated in Delaware in February 1994 and is a digital media company dedicated to creating the premier Internet music site, www.launch.com, by providing music fans the broadest array of music and music-related content. Launch Media, Inc. and its subsidiaries are collectively referred to as the "Company" or "Launch". The Company currently operates in one reportable industry segment. Leveraging the inherent advantages of digital media, the Company offers a compelling music discovery experience from new and established artists for consumers and provides a valuable marketing platform for record labels, artists, advertisers and merchants. The music content is delivered on the Internet at www.launch.com and on Launch on CD-ROM. Both launch.com and Launch on CD-ROM are advertiser supported and include original content that takes advantage of the personal computer's interactive multimedia technology. Launch also creates and manages smaller multi-city concert series that showcase new and emerging artists that generate additional integrated sponsorships, however, through December 31, 2000, such activities have not represented a significant portion of our business.

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

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation and Management's Plans

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans include (i) substantially reducing operating and overhead costs and accelerating our move to profitability by increasing our net revenues through increasing the Launch audience and increasing advertising revenue per advertiser, (ii) raising additional funds through public or private debt or equity placement, (iii) licensing our content and technology, and/or (iv) merging with a strategic partner. There can be no assurance that the Company will be successful in these plans. Moreover, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

  Principles of Consolidation

     The consolidated financial statements include the accounts of Launch Media, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

  Marketable Securities

     The Company invests excess cash in commercial paper, corporate notes and bonds, U.S. Government securities and money market funds. The investments are stated at cost, as it is the intent of the Company to hold these securities until maturity. Investments in corporate notes and bonds, and U.S. Government securities are stated at amortized cost, which approximates fair market value.

     The Company has also made investments in equity securities and are classified as available-for-sale. Available for sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available for sale securities are included in other income. The cost basis for realized gains and losses on available for sale securities is determined on a specific identification basis.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is being applied on the straight-line method over five years. Leasehold improvements and equipment under capital leases are amortized over the shorter of the estimated useful life or the life of the lease.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Maintenance and repairs are charged to expense as incurred while renewals and improvements are capitalized.

  Intangible and other Long-termed Assets

     The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses to be recognized is based on the difference between the fair values and the carrying amounts of the assets. To date, no such impairment has been recorded.

  Fair Value of Financial Instruments

     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations are carried at cost, which approximates their fair market value because of the short-term maturity of these instruments. The carrying amount of the long-term capital lease obligations is also assumed to approximate fair value.

  Web Site

     The Company capitalizes the costs incurred to build web site infrastructure and applications. Cost incurred for subsequent updates and operations are expensed as incurred.

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

     For the year ended December 31, 1999 sales to one advertiser were 13% of total net revenues. For the year ended December 31, 1998 and 2000 sales to any one advertiser did not exceed 10% of total net revenues. As of December 31, 1999 amounts due from one advertiser represented 18% and due from one advertising agency represented 32% of accounts receivable, respectively.

  Advertising

     Advertising costs are expensed as incurred.

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

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     Diluted net loss per share for 1998, 1999 and 2000, does not include the effect of options and warrants to purchase 1,113, 1,805, and 3,187 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive during each period.

  Reclassifications

     Certain reclassifications have been made to the 1998 and 1999 amounts to conform to the 2000 presentation. These reclassifications did not change the previously reported net loss or the total assets of the Company.

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

 3. BUSINESS ACQUISITIONS:

  Tour Dates

     On January 14th, 2000, the Company acquired all of the outstanding shares of Musiccom, Inc., d.b.a. Tourdates.com. Tourdates.com is a premier online guide to local and national concert information. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values on the acquisition date.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The total purchase price of approximately $12,000 was comprised of 627 shares of the Company's common stock with a fair value of approximately $10.6 million, a cash payment of approximately $1,000 and assumed liabilities and transaction costs of approximately $400. The excess purchased price over net tangible assets acquired was approximately $12,000 and is being amortized over an estimated average useful life of approximately 3 years.

  Warped Tour

     On August 31, 2000, the Company purchased the entire membership interest in C.C.R.L., LLC d.b.a. The Warped Tour. The Warped Tour is a popular summer concert series where musicians, athletes and fans interact and participate in daylong events. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair values on the acquisition date.

     The purchase price of approximately $7,800 was comprised of 788 shares of the Company's common stock with a fair value of $5,500, cash payments of $2,000 and transaction costs of approximately $250. The excess purchase price over net tangible assets acquired and liabilities assumed was $7,500, and is being amortized over an estimated useful life of 5 years. The terms of the acquisition also include contingent future purchase payments to the sellers, paid in either cash or stock or combination thereof at the discretion of the Company, over a five-year period based on annual and cumulative performance targets set for the operations of The Warped Tour as follows:

                                                     MAXIMUM CONTINGENT
                  DUE JANUARY 2,                     PURCHASE PAYMENTS
                  --------------                     ------------------
2001...............................................       $ 1,500
2002...............................................         1,500
2003...............................................         1,500
2004...............................................         2,000
2005...............................................        17,000
                                                          -------
                                                          $23,500
                                                          =======

     Based upon the actual performance targets met of The Warped Tour in 2000 (prior to closing of this transaction), the 2001 contingent purchase payment of $1,450, which was accrued as of December 31, 2000, was considered earned and paid in cash subsequent to year end.

  Unaudited Pro Forma Results of Operations

     The unaudited pro forma results of operations for the years ended December 31, 1999 and 2000 assuming the completion of the Company's acquisitions of Tour Dates and The Warped Tour as of January 1, 1999:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
Net revenue............................................  $ 23,599    $ 37,822
                                                         ========    ========
Net loss...............................................  $(41,954)   $(50,976)
                                                         ========    ========
Basic and diluted loss per share.......................  $  (3.93)   $  (3.35)
                                                         ========    ========
Pro forma weighted average common shares used in per
  share calculation....................................    10,663      15,197
                                                         ========    ========

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

 4. MARKETABLE SECURITIES:

     Marketable securities consists of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
Debt Securities held to maturity:
  U.S. Government securities.............................  $15,926    $ 6,574
  Commercial paper.......................................   25,425      5,029
  Corporate bonds........................................   13,856      3,566
                                                           -------    -------
                                                            55,207     15,169
Equity securities available for sale.....................    1,684         50
                                                           -------    -------
                                                           $56,891    $15,219
                                                           =======    =======

     At December 31, 2000, the Company recognized a loss in the statement of operations of approximately $671 for a decline in value of its equity securities available for sale that was determined to be other than temporary.

 5. ACCOUNTS RECEIVABLES:

     Accounts receivable consist of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      2000
                                                             ------    ------
Trade receivables..........................................  $3,806    $6,125
Other receivables..........................................     234       207
                                                             ------    ------
                                                              4,040     6,332
Less allowance for doubtful accounts.......................     (13)     (573)
                                                             ------    ------
                                                             $4,027    $5,759
                                                             ======    ======

 6. NOTES RECEIVABLE:

     Notes receivable consist of loans to officers and other key employees. These loans are due at March 31, 2001, bear interest at 8% per annum and are collateralized by 734 shares of the Company's common stock held by the makers of the respective notes.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

 7. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
Audio and video equipment................................  $ 3,181    $ 4,516
Computers and software...................................    4,953     11,358
Media assets.............................................      900      1,243
Office equipment and furniture...........................      210        446
Leasehold improvements...................................    1,343      5,669
                                                           -------    -------
                                                            10,587     23,232
Accumulated depreciation and amortization
  (including $493 (1999) and $1,217 (2000)
  for equipment under capital leases)....................   (2,284)    (5,917)
                                                           -------    -------
                                                           $ 8,303    $17,315
                                                           =======    =======

     Depreciation expense was approximately $321, $1,695, and $3,751 in 1998, 1999 and 2000, respectively. Equipment under capital lease was $1,999 and $5,390 at December 31, 1999 and 2000, respectively.

 8. INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
Intangible assets, net...................................  $18,018    $25,173
Deposits.................................................      191        705
Long-term bond held to maturity..........................    3,079         --
Deferred charge, net.....................................      463         --
                                                           -------    -------
                                                           $21,751    $25,878
                                                           =======    =======

     Amortization expense of intangible assets was approximately $6,276 and $13,733 in 1999 and 2000, respectively.

 9. ACCRUED EXPENSES:

     Accrued expenses consist of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      2000
                                                             ------    ------
Advertising................................................  $  878    $2,826
Acquisition purchase payment...............................      --     1,450
Payroll....................................................      --     1,297
Royalties..................................................     300       835
Vacation...................................................     296       544
Employee stock purchase plan...............................     136       105
Professional services......................................     305        88
Other......................................................     442     1,276
                                                             ------    ------
                                                             $2,357    $8,421
                                                             ======    ======

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

10. OBLIGATION UNDER CAPITAL LEASES:

     The Company has a capital lease line of credit for $2.0 million. The Company's net borrowings under this line of credit were approximately $1.4 million and $1.7 million as of December 31, 1999 and 2000, respectively. This facility bears interest at the bank's prime rate (9.0% at December 31, 2000). The leased assets collateralize any borrowings under this line of credit.

     During the year ended December 31, 2000, the Company acquired an additional line of credit for $3.0 million to finance capital expenditures. This line of credit accrues interest at 15% per annum. At December 31, 2000, $2.6 million was outstanding under this line of credit. Acquired assets collateralize any borrowings under this facility.

11. COMMITMENTS AND CONTINGENCIES:

     The Company is committed to minimum rental payments under capital leases and non-cancelable facility operating leases as follows:

                                                          CAPITAL    OPERATING
                YEAR ENDING DECEMBER 31,                  LEASES      LEASES
                ------------------------                  -------    ---------
2001....................................................  $ 2,200     $1,584
2002....................................................    1,722      1,681
2003....................................................    1,225      1,237
2004....................................................      267        906
2005....................................................       --        665
2006 and thereafter.....................................       --      1,127
                                                          -------     ------
          Total minimum lease payments..................    5,414     $7,200
                                                                      ======
Less amount representing interest.......................     (908)
                                                          -------
Present value of capital lease payments.................    4,506
Less current portion....................................   (2,005)
                                                          -------
Non-current portion.....................................  $ 2,501
                                                          =======

     The Company has an option to renew its primary facility operating lease for an additional four-year term. Rent expense was approximately $512, $976 and $1,985 for 1998, 1999 and 2000, respectively.

  Legal:

     From time to time, Launch may be involved in litigation relating to claims arising out of its operations. On January 31, 2001, WB Stellar Acquisitions, LLC commenced an action against the Company in the Supreme Court of the State of New York seeking rent and damages of $793,000 with respect to a lease for commercial space that expired on July 31, 2000. The Company intends to defend the action vigorously believing that it has meritorious defenses. As the Company is unable to predict the outcome of this action, no expense has been recorded for the possible adverse resolution of this action.

  Employment Contract:

     During fiscal 2000, the Company entered into a Continued Employment Agreement (the "Agreement") with one of its officers. In the event a change of control, as defined by the Agreement, occurs within 12 months of this Agreement
(i) a bonus payment of $500,000 is due to officer, (ii) the Company will loan the officer $1 million and if the officer remains an employee throughout the following one-year period, the Company will forgive the loan and any accrued interest, 50% after six months and 50% after twelve months. In the event that

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

a change of control does not occur within 12 months following the date of this Agreement, the Company will loan the officer the sum of $1.5 million, of which $1 million must be used for the purpose of purchasing Company stock in market transactions.

12. STOCK OPTIONS, WARRANTS, AND EMPLOYEE STOCK PURCHASE PLAN:

  Options:

     Under the Company's 1994 and 1998 Stock Option Plans (the "Plans"), the Company has been authorized to grant options to purchase a maximum of 3,525 shares of common stock.

     The Company's Plans provide for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. Incentive stock options may be granted at no less than 100% of the fair market value of the Company's common stock on the date of grant as determined by the Board of Directors (110% if granted to an employee who owns 10% or more of the common stock). Options granted under the Plans vest ratably over a four-year period, except that new employees shall vest 25% of their shares after 12 months of employment. Options are exercisable for a period no longer then 10 years from date of grant. In the event option holders cease to be employed by the Company, all unvested options are forfeited.

     The following table summarizes the stock option activity for the years ended December 31,

                                             1998                  1999                  2000
                                      ------------------    ------------------    ------------------
                                                WEIGHTED              WEIGHTED              WEIGHTED
                                                AVERAGE               AVERAGE               AVERAGE
                                                EXERCISE              EXERCISE              EXERCISE
                                      SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                      ------    --------    ------    --------    ------    --------
Outstanding at beginning of year....   244       $1.25        532      $ 1.25       858      $ 8.99
Granted -- price equals fair
  value.............................    --       $1.25        622      $13.05     1,823      $11.58
Granted -- price less than fair
  value.............................   327       $2.35         --          --        --          --
Exercised...........................    (1)      $1.30       (189)     $ 1.59       (63)     $ 2.26
Cancelled...........................   (38)      $1.35       (107)     $10.39      (377)     $13.88
                                       ---                   ----                 -----
Outstanding at year-end.............   532       $1.90        858      $ 8.99     2,241      $10.47
                                       ===                   ====                 =====
Options exercisable at year-end.....                                                553
                                                                                  =====
Options available for future
  grant.............................                                                909
                                                                                  =====

     The weighted average fair value of options granted during 1998, 1999 and 2000 was $4.88, $7.27 and $8.30 respectively.

     At December 31, 2000, the Company had reserved a total of 3,130 shares of common stock for issuance to its stock option holders.

     In connection with its option grants in 1998, the Company recorded unearned deferred compensation of approximately $1,400 for the year ended December 31, 1998. The amount is being amortized over the vesting period of four years from date of grant and approximately $193, $443 and $223 was expensed during the years ended December 31, 1998, 1999, and 2000, respectively.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes information about stock options outstanding at December 31, 2000:

                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  ------------------------------------   ----------------------
                                 WEIGHTED
                                  AVERAGE     WEIGHTED                 WEIGHTED
                                 REMAINING    AVERAGE                  AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICE    OUTSTANDING      LIFE        PRICE     OUTSTANDING    PRICE
---------------   -----------   -----------   --------   -----------   --------
$1.25 - $ 3.31..       323         7.84        $ 2.41        157        $ 2.03
$5.94 - $ 7.63..       792         9.50        $ 7.45         46        $ 7.63
$9.00 - $14.75..       318         8.40        $10.62        120        $10.26
$17.00 - $22.00..      808         8.94        $16.56        230        $17.19
                     -----                                  ----
                     2,241         8.91        $10.53        553        $10.92
                     =====                                  ====

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in 1998, 1999 and 2000, consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                         1998       1999       2000
                                                        -------    -------    -------
Net loss
  As reported.........................................  $13,419    $37,505    $50,579
  Pro forma...........................................  $13,475    $38,476    $54,054
Basic net loss per common share
  As reported.........................................  $ 16.36    $  4.15    $  3.67
  Pro forma...........................................  $ 16.42    $  4.26    $  3.92

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model following the IPO and the minimum value method prior to the IPO with the following assumptions (i) risk-free interest rate of 6% (ii) expected option life of 5 years, (iii) forfeiture rate of zero, (iv) expected volatility of 0%, 81% and 87%, for 1998, 1999 and 2000, respectively, and (v) no expected dividends.

  Warrants

     In 1999, the Company issued fully vested, non-forfeitable warrants to purchase 402 shares of common stock at an exercise price of $11.97 to $18.35 per share to major record labels for Internet music video distribution rights to stream catalog and new release music videos. Because the warrants are fully vested, are not subject to forfeiture and do not require any minimum performance requirements, the Company recognized approximately $5.0 million of expense based upon the fair value of the warrants on the date issued.

     The Company issued warrants in 1997 and 1998 to purchase an aggregate of 544 shares of common stock at an exercise price of $1.25 per share, which expire on September 8, 2002.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Employee Stock Purchase Plan

     In April 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Plan"), which provides for the issuance of a maximum of 300 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's common stock on every October 31 and April 30. The price of the common stock purchased under the Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering period or the specified purchase date. There were 32 and 64 shares purchased under the Plan during the year ended December 31, 1999 and 2000, respectively.

13. BARTER REVENUE:

     Revenues and expenses recognized from barter transactions were approximately $1,345, $1,216 and $3,436 in 1998, 1999, and 2000, respectively.

14. ADVERTISING EXPENSE:

     Advertising costs expensed were approximately $3,144, $14,501 and $15,643 in 1998, 1999, and 2000, respectively.

15. INCOME TAXES:

     The provision for income taxes for 1998, 1999 and 2000 represents minimum state franchise taxes.

     Deferred tax assets and liabilities at December 31, 1999 and 2000, consisted of the following:

                                                            1999       2000
                                                           -------    -------
Deferred tax assets:
  Net operating loss carryforwards.......................  $23,239    $40,643
  Allowances.............................................        5        229
  Accrued vacation.......................................      119        218
                                                           -------    -------
          Total deferred tax assets......................   23,363     41,090
Valuation allowance......................................  (23,034)   (40,428)
                                                           -------    -------
          Net deferred tax assets........................      329        662
Deferred tax liability:
  Fixed assets...........................................     (329)      (662)
                                                           -------    -------
          Net deferred taxes.............................  $    --    $    --
                                                           =======    =======

     The Company has net operating loss carryforwards as of December 31, 2000 available to offset future taxable income, if any, for federal and California state income tax purposes of approximately $101,600 and $47,800, which begin to expire in 2009 and 2001, respectively. Utilization of the net operating loss carry-forwards may be subject to an annual limitation due to a change in ownership as defined under Section 382 of the Internal Revenue Code. Due to the net operating losses incurred to date, the Company has provided a full valuation allowance against its net deferred tax assets.

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

16. RELATED PARTY TRANSACTIONS:

     Advertising revenues for 1998, 1999 and 2000 include approximately $219, $2,235, and $2,101, respectively, in revenues received from a corporate shareholder of the Company. At December 31, 1999 and 2000, approximately $24 and $192, respectively, of those amounts are included in accounts receivable. In addition, deferred revenue related to this corporate shareholder's advertising as of December 31, 1999 and 2000 was $617 and $28, respectively.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                  QUARTER ENDED
                                              ------------------------------------------------------
                                              MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                2000         2000          2000             2000
                                              ---------    --------    -------------    ------------
Net revenues................................  $  6,434     $  7,821      $  8,552         $  8,022
Net loss....................................   (11,894)     (12,239)      (13,050)         (13,396)
Net loss per common share...................  $  (0.89)    $  (0.91)     $  (0.94)        $  (0.93)

                                                                   QUARTER ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                 1999         1999          1999             1999
                                               ---------    --------    -------------    ------------
Net revenues.................................   $ 1,248     $ 3,482        $ 5,277         $  6,619
Net loss.....................................    (5,357)     (8,730)        (9,287)         (14,897)
Net loss per common share....................   $ (4.32)    $ (0.87)       $ (0.73)        $  (1.17)

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Launch Media, Inc.

     Our audits of the consolidated financial statements of Launch Media, Inc. and subsidiaries referred to in our report dated January 24, 2001, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Woodland Hills, California
January 24, 2001

                      LAUNCH MEDIA, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                   BALANCE AT    CHARGED TO                   BALANCE
                                                   BEGINNING      COST AND                   AT END OF
                   DESCRIPTION                      OF YEAR       EXPENSES     DEDUCTIONS      YEAR
                   -----------                     ----------    ----------    ----------    ---------
SALE RETURN AND ALLOWANCES
1998.............................................   $   485        $1,291       $(1,454)      $   322
1999.............................................   $   322        $  205       $  (514)      $    13
2000.............................................   $    13        $  680       $  (120)      $   573
DEFERRED TAX VALUATION ALLOWANCE
1998.............................................   $ 5,303        $   --       $ 5,275       $10,578
1999.............................................   $10,578        $   --       $12,456       $23,034
2000.............................................   $23,034        $   --       $17,394       $40,428