Form 10-K405/A
period 2000-12-31
LAUNCH MEDIA INC
filed 2001-04-30
CIK 1076582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

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

                                  COMMON STOCK
                           (Par Value $.001 Per Share)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of February 28, 2001, was approximately $15,350,000 based on the $1.125 closing price for the Common Stock on The NASDAQ National Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

     The number of shares of Common Stock of the registrant outstanding as of February 28, 2001 was 14,412,140.

                                  FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

The undersigned registrant hereby amends Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to read in its entirety as follows:

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names and certain information of our directors:

                                                                                                     DIRECTOR
 NAME                                                       POSITION                        AGE        SINCE
 ------------------------------------   ---------------------------------------------       ---      --------
 David B. Goldberg...................   Chairman of the Board of Directors and Chief         33        1994
                                          Executive Officer
 Robert D. Roback....................   President and Director                               33        1994
 Thomas C. Hoegh.....................   Director                                             34        1998
 Richard D. Snyder...................   Director                                             42        1998
 Warren Littlefield..................   Director                                             48        1999
 James M. Koshland...................   Director                                             49        2000


     David B. Goldberg has served as Launch Media's chairman of the Board and chief executive officer since he co-founded Launch Media in February 1994. Prior to that time, from October 1991 to December 1993, Mr. Goldberg was director of marketing strategy and new business development at Capitol Records, a major record label in Hollywood, California. Mr. Goldberg was a consultant at Bain & Co., a major strategy consulting firm, from September 1989 to September 1991. Mr. Goldberg is a member of the National Academy of Recording Arts and Sciences. Mr. Goldberg holds an A.B. in history and government from Harvard University.

     Robert D. Roback has served as Launch Media's president and a director since he co-founded Launch Media in February 1994. Prior to that time, from October 1992 to February 1994, Mr. Roback was a corporate attorney at Mayer, Brown & Platt, a major international law firm in Chicago, Illinois. Mr. Roback holds a B.S. in economics from The Wharton School of the University of Pennsylvania and is a graduate of the University of Minnesota Law School.

     Thomas C. Hoegh has served as a member of Launch Media's Board of Directors since June 1998. He has been managing director of Arts Alliance, a venture capital firm in London, England, since July 1997. From August 1995 to June 1997, Mr. Hoegh was a student at Harvard Business School. From January 1992 to August 1995, Mr. Hoegh was an independent artistic director.

     Richard D. Snyder has served as a member of Launch Media's Board of Directors since February 1998. Mr. Snyder is the Chief Executive Officer of Ardesta, LLC, in Ann Arbor, Michigan, an industry accelerator in the Microsystems industry. He is also president of Avalon Investments, Inc., a venture capital management company, since September 1997. Mr. Snyder serves on the boards of various portfolio companies of Ardesta and Avalon Investments, as well as publicly-held Gateway, Inc. He is a member of the University of Michigan College of Engineering National Advisory Committee and is a member of the e-Michigan Advisory Council. From January 1996 to August 1997, Mr. Snyder was president and chief operating officer of Gateway, Inc., a computer manufacturer. He served as executive vice president of Gateway, Inc. from July 1991 until January 1996.

     Warren Littlefield has served as a member of Launch Media's Board of Directors since April 1999. Mr. Littlefield currently serves as president of the Littlefield Company, a joint venture with the National Broadcasting Company. Prior to founding the Littlefield Company in October 1998, Mr. Littlefield served as president of NBC Entertainment beginning in July 1990.

     James M. Koshland has served as a member of Launch Media's Board of Directors since June, 2000. Mr. Koshland is a lawyer and a partner in the law firm of Gray Cary Ware & Freidenrich LLP, Launch Media's outside general counsel. Mr. Koshland currently serves as a director on the boards of a number of private companies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires Launch Media's executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by SEC regulations to furnish Launch Media with copies of all Section 16(a) forms that they file.

     Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in fiscal 2000.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table sets forth information concerning the total compensation of the Named Executive Officers for the fiscal years ended December 31, 2000 and 1999. The total amount of personal benefits paid to each of the Named Executive Officers during the fiscal year was less than the lesser of $50,000 or 10% of such executive officer's total reported salary and bonus.


                           SUMMARY COMPENSATION TABLE

                                                                              NUMBER OF
                                                                              SECURITIES
                                                                              UNDERLYING      ALL OTHER
 NAME AND PRINCIPLE POSITION      YEAR         SALARY        BONUS (1)         OPTIONS       COMPENSATION
 ---------------------------      ----         ------        ---------        ------------   ------------
David B. Goldberg............     2000       $ 195,689       $ 105,000          80,000
  Chief Executive Officer         1999       $ 162,500       $  70,000          40,000

Robert D. Roback.............     2000       $ 195,689       $ 105,000          80,000
  President                       1999       $ 162,500       $  70,000          40,000

Jeffrey M. Mickeal...........     2000       $ 170,332       $  39,375          30,000
  Chief Financial Officer and     1999       $ 131,250       $  25,000          15,000
    Secretary

Spencer A. McClung, Jr.......     2000       $ 289,628       $      --          200,000        $80,633 (7)
  Executive Vice President,       1999       $ 130,000       $  80,000          15,000
    Advertising Sales and
    Business Development

R. Briggs Ferguson (2).......     2000       $ 182,692       $  37,222(5)      100,000
  Executive Vice President,       1999       $      --       $      --              --
    Product Strategy and
    Marketing

Alex X. Maghen (3)...........     2000       $ 149,066       $  33,333(6)       75,000
  Chief Technology Officer        1999       $      --       $      --              --

James E. Hughes (4)..........     2000       $  77,207       $      --          28,000
   Senior Vice President,         1999       $ 232,917       $      --          10,000
    General Manager

---------------------------
(1) Amounts represent bonuses earned in the year indicated, but paid in the subsequent year.
(2)  Mr. Ferguson began employment with the Company in June 2000.
(3)  Mr. Maghen began employment with the Company in July 2000.
(4)  Mr. Hughes resigned effective April 28, 2000.
(5) In connection with Mr. Ferguson's 2000 bonus, the Company issued on February 14, 2001 18,610 non-qualified stock options from the 1998 Stock Option Plan, which were fully vested and had an exercise price of $1.625 which was the fair value on the date of grant.
(6) In connection with Mr. Maghen's 2000 bonus, the Company issued on February 14, 2001 6,666 non-qualified stock options from the 1998 Stock Option Plan, which were fully vested and had an exercise price of $1.625 which was the fair value on the date of grant.
(7) Other compensation relates to forgiveness of debt owed to the Company by Mr. McClung as of March 31, 2001 in accordance with his employment agreement.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table provides certain information concerning options to purchase Launch Media's common stock granted during the fiscal years ended December 31, 2000 to the Named Executive Officers:



                                               % OF TOTAL                                    POTENTIAL REALIZABLE VALUE
                               NUMBER OF         OPTIONS                                      AT ASSUMED ANNUAL RATES
                              SECURITIES        GRANTED TO    EXERCISE                               OF STOCK PRICE
                              UNDERLYING        EMPLOYEES     PRICE PER                      APPRECIATION FOR OPTION TERM (1)
                                OPTIONS         IN FISCAL      SHARE          EXPIRATION     --------------------------------
NAME                           GRANTED (2)       2000 (3)    ($/SHARE)(4)       DATE               5%              10%
-----                          -----------       --------    ------------     ----------      -----------      ------------
David B. Goldberg ....            80,000            4.4%     $ 16.00           1/18/10        $  804,985        $2,039,990

Robert D. Roback .....            80,000            4.4        16.00           1/18/10           804,985         2,039,990

Jeffrey M. Mickeal ...            30,000            1.6        16.00           1/18/10           301,869           764,996

Spencer A. McClung, Jr            50,000            2.7        16.00           1/18/10           503,116         1,274,994
                                 150,000            8.2         7.63           7/07/10           719,298         1,822,843

Briggs R. Ferguson ...            50,000            2.7         7.56           4/03/10           234,941           593,750
                                  50,000            2.7         7.63           7/07/10           239,766           607,614

Alex X. Maghen .......            75,000            4.1         6.98           7/31/10           328,503           831,967

James E. Hughes (5) ..            28,000            1.5        16.00           1/18/10           281,745           713,997



---------------------------

(1) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(2) Options granted under the 1998 Stock Option Plan generally vest over a four-year period from the date of grant, subject to the optionee's continuous employment with the Company. Such options generally vest at the rate of 1/4 on the first anniversary of the date of grant and 1/48 monthly thereafter, and they are exercisable once vested.

(3) Based on a total of 1,823,200 options granted to all employees and board members during fiscal 2000.

(4)  All options were granted at market value on the date of grant.

(5)  Mr. Hughes resigned effective April 28, 2000.

                   AGGREGATE OPTION EXERCISES FOR FISCAL 2000
                         AND FISCAL 2000 YEAR-END VALUES

The following table provides certain information concerning exercises of options to purchase Launch Media common stock during 2000, and unexercised options held as of December 31, 2000, by the Named Executive Officers.



                                                                NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                SHARES                       OPTIONS AT 12/31/00 (1)(5)         AT 12/31/00 (2)(5)
                              ACQUIRED ON     VALUE         ----------------------------   ----------------------------
       NAME                    EXERCISE     REALIZED (3)    EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
       ----                    --------     ------------    -----------    -------------   -----------    -------------

David B. Goldberg.........          --              --         58,511          96,656        $  1,085      $     --
Robert D. Roback..........          --              --         63,928          96,656           3,023            --
Jeffrey M. Mickeal........          --              --         26,039          36,961           1,550            --
Spencer A. McClung, Jr....          --              --         60,696         194,015           2,829            --
Briggs R. Ferguson........          --              --             --         100,000              --            --
Alex X. Maghen............          --              --             --          75,000              --            --
James E. Hughes (4).......       8,750         $57,969             --          75,000              --            --


---------------------------

(1) All options were granted under Launch Media's 1994 and 1998 stock option plans. These options vest over four years and otherwise generally conform to the terms of the option plans.

(2) Calculated on the basis of the fair market value of the underlying securities as of December 29, 2000 of $1.56 per share, as reported by the Nasdaq National Market, determined for financial accounting purposes, minus the exercise price.

(3)  Fair market price on date of exercise, less exercised price.

(4)  Mr. Hughes resigned effective April 28, 2000.

(5) As of March 31, 2001, Launch Media's Board of Directors approved the accelerated vesting of certain options that were granted from March 12, 1998 through November 4, 1998. As of March 31, 2001, the number of options that became fully vested as a result of this acceleration for David B. Goldberg, Robert D. Roback, Jeffrey M. Mickeal and Spencer A. McClung, Jr. were 11,014, 11,014, 4,104 and 10,740, respectively.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Under the 1998 Stock Option Plan, in the event of a change of control transaction in which (a) the option is not assumed or substituted for by the acquiring corporation, or (b) the optionee's service is terminated other than for cause within 12 months after the acquisition, or the optionee resigns for good reason during such period, 50% of the unvested shares of stock subject to the option will become fully exercisable as of the date of such event.

     Pursuant to the terms of an employment agreement dated April 10, 1995 between Mr. Mickeal and Launch, if Mr. Mickeal's employment is terminated other than for cause within six months of a change of control transaction, he will be entitled to receive the following payments and benefits:

o his accrued but unpaid base salary for the period ending with the date his employment is terminated;
o his earned but unpaid bonuses, if any, for the period ending with the dated his employment is terminated;
o    payment for accrued but unpaid vacation days;
o his base salary as in effect on the date his employment is terminated for the period of time commencing on his termination date and ending on the earlier of the date five months after his termination, the date upon which Mr. Mickeal violates various confidentiality or noncompetition provisions of the employment agreement or the date of Mr. Mickeal's death.

     Pursuant to the terms of an employment agreement dated July 7, 2000 between Mr. McClung and Launch, in the event of a change of control, Mr. McClung will receive the following:

o    a bonus payment of $500,000; and
o Launch will loan Mr. McClung the sum of $1 million, which will bear interest and will be secured by appropriate security and if Mr. McClung remains an employee of Launch in good standing through the one-year period following a change of control, 50% of the principal and interest under this $1 million loan will be forgiven after six months and the remaining 50% will be forgiven after twelve months.

     If a change of control payment would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any similar provision, Launch will pay Mr. McClung an additional gross-up payment so that the net amount retained by Mr. McClung after deduction of any excise tax or federal, state or local income or employment tax will equal the payment to which he would have been entitled but for such taxes; provided, however, that the gross-up amount shall not be greater than $1 million.

     These provisions will terminate if a change of control does not occur within twelve months following the date of the agreement or at such time as Launch's trading window for senior officers opens. If a change of control does not occur within twelve months, or on the date Launch's trading window for senior officers first opens prior to the expiration of such twelve month period, Launch will loan Mr. McClung $1.5 million, of which $1 million must be used solely for purchasing stock of Launch. The loan will be an interest bearing, secured, non-recourse loan, except as to 25% of the principal, which shall be full recourse. If Mr. McClung is unable to purchase shares of Launch's stock at a price of $10 per share or less in the market, Launch will sell Mr. McClung that number of shares he is unable to purchase at a price of $10 or less at a price equal to $10 per share.

     If Mr. McClung's employment is terminated by Launch without cause or he resigns for good reason, and if he signs a general release of claims, Launch will forgive any outstanding loans made pursuant to the provisions described above, including all principal and interest. If Mr. McClung's employment is terminated for cause, any loan made by Launch pursuant to the agreement provisions described above will become due and payable immediately.

     In addition, Launch will forgive all other outstanding loans made to Mr. McClung by Launch that totaled approximately $380,000 in July 2000. The loans will be forgiven 25% on each January 15 beginning January 15, 2001 and ending January 15, 2004. If Mr. McClung's employment is terminated for any reason, the remaining balance, including principal and interest, will be forgiven.

COMPENSATION OF DIRECTORS

     The members of the Board of Directors did not receive any cash compensation in fiscal 2000. As of 2001, Launch Media pays the Board of Directors $5,000 for each meeting and reimburses members of its Board of Directors for out-of-pocket expenses incurred in the performance of their duties as directors of Launch Media. In addition, an annual grant of 10,000 stock options is granted to each non-executive director. No non-executive member of our Board of Directors currently receives any additional cash compensation for his services as a director of Launch Media. During the 2000 fiscal year, each of the Company's non-employee directors who were directors as of January 1, 2000 received an option to purchase 10,000 shares of the Company's Common Stock under the Company's 1998 Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The compensation committee is composed of James Koshland and Warren Littlefield. No interlocking relationships exist between any member of our compensation committee and any member of any other company's board of directors or compensation committee. The compensation committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of Launch Media, and establishes and reviews general policies relating to compensation and benefits of employees of Launch Media.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2001, with respect to the beneficial ownership of Launch Media common stock by:

     o each person known by Launch Media to be the beneficial owner of more than 5% of our common stock,

     o    each director and director nominee of Launch Media,

     o the chief executive officer, and the four other highest compensated executive officers of Launch Media whose salary and bonus for the year ended December 31, 2000 exceeded $100,000, also referred to as the "Named Executive Officers," and

     o    all executive officers and directors of Launch Media as a group.

Except as otherwise indicated, the address of each beneficial owner is c/o Launch Media, Inc., 2700 Pennsylvania Avenue, Santa Monica, California 90404.

Except as indicated in the footnotes to the table, Launch Media believes that the persons named in the table have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options. Percentages are based on 13,490,818 shares of common stock outstanding on March 31, 2001.


                                                                                 NUMBER OF             PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNERS (1)                                          SHARES              OWNED (2)
-----------------------------------------                                          ------              ----------

The Phoenix Partners Limited Partnership (3)............................          1,341,343                 9.0%
1000 Second Avenue, Suite 3600
Seattle WA 98104
Intel Corporation.......................................................            892,225                 6.2%
Mail Stop SC-210
2200 Mission College Blvd
Santa Clara, CA 95052
Sony Music Entertainment Inc............................................            727,272                 5.1%
550 Madison Avenue
New York, NY 10022
David B. Goldberg (4)...................................................             84,332                 *
Robert D. Roback (5)....................................................            313,237                 2.3%
Jeffrey M. Mickeal (6)..................................................             94,269                 *
Spencer A. McClung, Jr. (7).............................................            127,353                 *
Alex X. Maghen (8)......................................................              6,666                 *
R. Briggs Ferguson (9)..................................................             44,651                 *
Thomas C. Hoegh (10)....................................................          1,048,558                 7.2%
Richard D. Snyder (11)..................................................            659,842                 4.7%
Warren Littlefield (12).................................................             46,666                 *
James M. Koshland ......................................................              1,000                 *
All directors and executive officers as a group (10 persons) (13).......          2,426,574                15.2

---------------------
*     Less than 1%

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options.

(2) Calculated on the basis of 13,490,818 shares of Common Stock outstanding as of March 31, 2001, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after March 31, 2001 are deemed to be outstanding for the purpose of calculating that stockholder's percentage beneficial ownership.

(3) Includes 502,367 shares held by The Phoenix Partners IIIB Limited Partnership ("PPIIIB"), 627,957 shares held by The Phoenix Partners III Liquidating Trust ("PPIII"), and 211,019 shares held by The Phoenix Partners IV Limited Partnership ("PPIV"). Stuart C. Johnston is the Trustee of PPIII, and is the Managing General Partner of Phoenix Management Partners III, which is the General Partner of PPIIIB, and the Managing Member of Phoenix Management IV, LLC, which is the General Partner of PPIV. As such, Mr. Johnston has voting and investment power with respect to the shares held by PPIII, PPIIIB, and PPIV and may be deemed to be the beneficial owner of such shares. Mr. Johnston disclaims beneficial ownership of shares held by PPIII, PPIIIB and PPIV, except to the extent of his proportionate interest therein.

(4) Includes 84,332 shares subject to options exercisable within 60 days of March 31, 2001.

(5) Includes 89,749 shares subject to options exercisable within 60 days of March 31, 2001.

(6) Includes 35,499 shares subject to options exercisable within 60 days of March 31, 2001.

(7) Includes 96,064 shares subject to options exercisable within 60 days of March 31, 2001.

(8) Includes 6,666 shares subject to options exercisable within 60 days of March 31, 2001.

(9) Includes 44,651 shares subject to options exercisable within 60 days of March 31, 2001.

(10) Includes 11,666 shares subject to options exercisable within 60 days of March 31, 2001.

(11) Includes 11,666 shares subject to options exercisable within 60 days of March 31, 2001.

(12) Includes 26,666 shares subject to options exercisable within 60 days of March 31, 2001.

(13) Includes 406,959 shares subject to options exercisable within 60 days of March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 2000, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which Launch Media was or is a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than five percent of Launch Media's capital stock had or will have a direct or indirect material interest other than the transactions described below.

     Between May 14, 1999 and May 12, 2000, Launch loaned the principal amount of $322,530, which accrued interest at 8% per annum, to Spencer A. McClung, Jr. Pursuant to the employment agreement between Mr. McClung and Launch dated July 7, 2000, 25% of this loan is to be forgiven on January 15 of each year beginning January 15, 2001 and ending January 15, 2004. As of March 31, 2001, $80,633 of this loan was forgiven. If Mr. McClung's employment is terminated for any reason, all outstanding principal and interest will be forgiven.

     As of December 31, 2000, the Company had loaned Messrs. Goldberg, Roback, Mickeal and McClung the aggregate amount of $1,055,840, $325,229, $205,899 and $115,870, respectively. These notes receivable were collateralized by certain of the note holders stock in Launch and were interest bearing at 8% per annum. As of March 31, 2001, the balance of these loans, including accrued interest, from Messrs. Goldberg, Roback, Mickeal and McClung were $266,793, $261,218, $164,625 and $119,205, respectively. If Messrs. Goldberg, Roback or Mickeal (the "Executives") are employed by Launch as of December 31, 2001, Launch will forgive their outstanding loans, including all principal and accrued interest, on December 31, 2001 or January 1, 2002. If the Executives' employment is terminated for cause or voluntarily by the Executive, any loan made by Launch pursuant to above will become due and payable immediately.

     Launch Media believes that all transactions with the affiliates described above were made on terms no less favorable to Launch Media than could have been obtained from unaffiliated third parties. Launch Media's policy is to require that a majority of the independent and disinterested outside directors on our Board of Directors approve all future transactions between Launch Media and its officers, directors, principal stockholders and their affiliates. Such transactions will continue to be on terms no less favorable to Launch Media than it could obtain from unaffiliated third parties.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                               LAUNCH MEDIA, INC.

April 30, 2001                 By: /s/ DAVID B. GOLDBERG
                                   ------------------------------------
                                   David B. Goldberg
                                   Chief Executive Officer