Form 10-Q
period 2001-03-31
LAUNCH MEDIA INC
filed 2001-05-15
CIK 1076582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25723

                               LAUNCH MEDIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  95-4465753
    (STATE OR JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NUMBER)
  INCORPORATION OR ORGANIZATION)


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

     COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 13,531,057 SHARES OUTSTANDING AS OF APRIL 30, 2001.

=========================================================================

                               LAUNCH MEDIA, INC.

                                TABLE OF CONTENTS


                                                                                             Page
PART I          FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

                Consolidated Balance Sheets as of December 31, 2000 and March
                  31, 2001 (unaudited)                                                           3

                Consolidated Statements of Operations and  Comprehensive Loss
                  for the Three Months Ended March 31, 2000 and 2001 (unaudited)                 4

                Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2000 and 2001 (unaudited)                                            5

                Notes to Consolidated Financial Statements                                       6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                   Results of Operation                                                         11

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                      26

PART II        OTHER INFORMATION                                                                27

Item 1.         Legal Proceedings                                                               27

Item 2.         Changes in Securities                                                           27

Item 3.         Defaults Upon Senior Securities                                                 27

Item 4.         Submission of Matters to a Vote of Security Holders                             27

Item 5.         Other Information                                                               27

Item 6.         Exhibits and Reports on Form 8-K                                                27

                Signatures                                                                      27


                       LAUNCH MEDIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     December 31,         March 31,
                                                                        2000                2001
                                                                     ------------        -----------
                                   ASSETS                                                (unaudited)
Current assets:
       Cash and cash equivalents                                       $   1,438         $     690
       Marketable securities                                              15,219             2,925
       Accounts receivable, net                                            5,759             2,300
       Notes receivable                                                    2,729               882
       Prepaid and other current assets                                      613               694
                                                                       ---------         ---------
           Total current assets                                           25,758             7,491

Property and equipment, net                                               17,315            17,631
Intangible and other assets                                               25,878            22,165
                                                                       ---------         ---------
           Total assets                                                $  68,951         $  47,287
                                                                       =========         =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses                           $  13,090         $   6,846
       Deferred revenue                                                      356               842
       Capital lease obligations, current portion                          2,005             1,648
                                                                       ---------         ---------
           Total current liabilities                                      15,451             9,336

Capital lease obligations, net of current portion                          2,501             2,413
                                                                       ---------         ---------
           Total liabilities                                              17,952            11,749
                                                                       ---------         ---------
Commitments and contingencies

Stockholders' equity:
       Common stock, $.001 par value, shares authorized
           75,000; 14,392 (December 31, 2000) and 13,491
           (March 31, 2001) shares issued and outstanding                     14                13
       Additional paid-in capital                                        166,981           166,982
       Treasury stock                                                       --              (1,633)
       Other comprehensive loss                                             --                  (8)
       Unearned compensation                                                (306)             --
       Accumulated deficit                                              (115,690)         (129,816)
                                                                       ---------         ---------
           Total stockholders' equity                                     50,999            35,538
                                                                       ---------         ---------
           Total liabilities and stockholders' equity                  $  68,951         $  47,287
                                                                       =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 (unaudited, in thousand except per share data)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                               2000             2001
                                                                            --------         --------

Net Revenues:
       Advertising                                                           $  4,379         $  2,689
       Content licensing                                                        2,055            1,158
                                                                             --------         --------
Total Net Revenues                                                              6,434            3,847

Operating Expenses:
       Cost of revenue                                                          1,633            1,362
       Warped Tour                                                               --                112
       Sales and marketing                                                      6,562            4,422
       Content and product development                                          5,200            4,025
       General and administrative                                               2,122            3,257
       Depreciation and amortization                                            3,972            4,877
                                                                             --------         --------
Loss from operations                                                          (13,055)         (14,208)
       Interest income, net                                                     1,167               87
                                                                             --------         --------
Loss before provision for income taxes                                        (11,888)         (14,121)
       Provision for income taxes                                                   6                5
                                                                             --------         --------
Net loss                                                                     $(11,894)        $(14,126)
                                                                             ========         ========

Basic and diluted net loss per share                                         $  (0.89)        $  (0.98)
                                                                             ========         ========
Weighted average shares outstanding used in per share calculation              13,390           14,392
                                                                             ========         ========

Comprehensive loss:
Net loss                                                                     $(11,894)        $(14,126)
Unrealized loss on securities available for sale                                 --                 (8)
                                                                             --------         --------
Comprehensive loss                                                           $(11,894)        $(14,134)
                                                                             ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                 Three Months Ended March 31,
                                                                                ------------------------------
                                                                                    2000              2001
                                                                                ------------       -----------
Cash flows from operating activities:
       Net loss                                                                   $(11,894)          $(14,126)
       Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                               3,972              4,877
         Allowance for sales returns and bad debts                                      58              1,181
         Amortization of deferred compensation                                          76                306
         Gain (loss) on sale of securities                                             488                (20)
         Change in operating assets and liabilities:
            Accounts receivable                                                       (543)             2,375
            Prepaid and other current assets                                          (125)               (81)
            Accounts payable and accrued expenses                                    1,443             (6,361)
            Deferred revenue                                                          (883)               486
                                                                                  --------           --------
              Net cash used in operating activities                                 (7,408)           (11,363)
                                                                                  --------           --------
Cash flows from investing activities:
       Purchases of property and equipment                                          (1,703)            (1,534)
       Purchases of securities                                                     (38,404)              --
       Maturities of securities                                                     50,467             12,308
       Change in other assets                                                         (189)                52
       Proceeds from notes receivables                                                --                  234
       Proceeds from sale of securities                                                968               --
       Acquisition of business                                                        (984)              --
                                                                                  --------           --------
              Net cash provided by investing activities                             10,155             11,060
                                                                                  --------           --------
Cash flows from financing activities:
       Payments under capital leases                                                  (198)              (445)
       Proceeds from capital leases                                                    839               --
       Proceeds from exercise of stock options                                          62               --
       Acquired treasury stock                                                        (834)              --
                                                                                  --------           --------
           Net cash used in financing activities                                      (131)              (445)
                                                                                  --------           --------
           Increase (decrease) in cash and cash equivalents                          2,616               (748)
       Cash and cash equivalents, beginning of the period                              878              1,438
                                                                                  --------           --------
       Cash and cash equivalents, end of the period                               $  3,494           $    690
                                                                                  ========           ========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
       Interest                                                                   $     45           $    132
       Taxes                                                                      $      2           $      5

Supplemental disclosure of non-cash transactions:
           Equipment acquired under capital leases                                $  1,644               --
           Common stock received as payment on notes receivable                       --             $  1,633
           Issuance for common stock for acquisitions                             $ 10,612               --


The accompanying notes are an integral part of these consolidated financial statements.

                       LAUNCH MEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (in thousands, except per share data)

1. NATURE OF OPERATIONS:

Launch Media, Inc. was incorporated in Delaware in February 1994 and is a digital media company dedicated to creating the premier Internet music site, www.launch.com, by providing music fans the broadest array of music and music-related content. Launch Media, Inc. and its subsidiaries are collectively referred to as the "Company" or "Launch". The Company currently operates in one reportable industry segment. Leveraging the inherent advantages of digital media, the Company offers a compelling music discovery experience from new and established artists for consumers and provides a valuable marketing platform for record labels, artists, advertisers and merchants. The music content is delivered on the Internet at www.launch.com and on Launch on CD-ROM. Both launch.com and Launch on CD-ROM are advertiser supported and include original content that takes advantage of the personal computer's interactive multimedia technology. Launch also creates and manages multi-city concert series that showcase new and emerging artists that generate additional integrated sponsorships.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Launch Media, Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

The Company's revenues have been derived primarily from the sale of advertising and sponsorships and syndicating content to radio stations and other Internet sites. Revenues for sponsorships across the Launch media properties are recognized ratably over the sponsorship term which ranges from one to twelve months. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears. With respect to launch.com, revenues from advertisements are recognized ratably in the period in which the advertisement is displayed, provided that no significant Launch obligations remain.

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

Advertising revenues also include barter revenues, which represent an exchange by Launch of advertising space for advertising space on other Web sites or other advertising media. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the advertisements received or delivered based on advertising rates currently in effect. Barter revenues are recognized when the advertisements are run on the Launch media properties. Barter expenses are recognized when Launch's advertisements are run on the reciprocal Web sites or other advertising medium, which is typically in the same period as when the advertisements are run on the Launch media properties.

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

The Company's customers are concentrated in the United States of America. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns have been provided for in the financial statements and, to date, have generally been within management's expectations; however, for the three months ended March 31, 2001, the Company increased the allowance for doubtful accounts by $1.2 million which is primarily as a result of certain of the Company's customers filing for bankruptcy.

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

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the grant price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. During the three months ended March 31, 2001, the Company accelerated the vesting of certain options, which were granted between March 12, 1998 and November 4, 1998 and as a result recorded a one-time non-cash charge of $306.

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

Diluted net loss per share for the three months ended March 31, 2000 and 2001, does not include the effect of options and warrants to purchase 2,566 and 3,357 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive during each period.

Reclassifications

Certain reclassifications have been made to the 2000 amounts to conform to the 2001 presentation. These reclassifications did not change the previously reported net loss or the total assets of the Company.

3. BARTER REVENUE

Revenues and expenses recognized from barter transactions were approximately $430 and $1.3 million for the three months ended March 31, 2000 and 2001, respectively.

4. RELATED PARTY TRANSACTIONS

Notes Receivable

Notes receivable consist of loans to officers and other key employees. These loans are due on demand and bear interest at 8% per annum.

During the three months ended March 31, 2001, officers and employees made cash payments of $234 and surrendered 901 shares of the Company's common stock. The shares surrendered have been accounted for as treasury stock with a cost of approximately $1.6 million. Subsequent to March 31, 2001, officers and an employee made additional cash payments on these notes receivable in the amount of $462.

5. SUBSEQUENT EVENTS

During the second quarter of 2001, the Company initiated a plan designed to improve gross margins, decrease sales and marketing, content and product development and general and administrative expenses and position the Company to generate positive cash flow. This plan, together with the consolidation of facilities and the discontinuation of the Company's European expansion plans, are part of the Company's continued strategic plan to focus on growing the Company's core media brand and related revenue base and lowering operating costs to generate positive cash flow.

The plan should be completed during the three months ending June 30, 2001 and will result in a cash charge for severance of approximately $300, accruals for facility leases of approximately $1.5 million and non-cash write-down of approximately $10 million of intangible assets from discontinued product lines, leasehold improvements related to vacated space and development and closure costs relating to our European operation.


Convertible Debt Financing:

On May 14, 2001, the Company signed a non-binding term sheet providing for $5 million in a secured convertible note financing. The Company expects to sign a definitive agreement by May 24, 2001; however, no definitive assurances can be given that this financing transaction will close or that the Company will receive the proceeds.

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

Launch has incurred significant net losses and negative cash flows from operations since its inception, and as of March 31, 2001, had an accumulated deficit of approximately $129.8 million. Launch intends to continue to make significant financial investments in marketing and promotions, content development, technology and infrastructure development. As a result, we believe that we may incur operating losses and negative cash flows from operations during the next year.

To date, Launch's revenues have been derived primarily from the sale of advertising, including online and offline sponsorships and content licensing. Launch derives revenue from advertising sales against the total audience viewing content on both launch.com and Launch on CD-ROM. Launch expects that future growth, if any, in advertising revenue will largely depend upon increasing the launch.com audience.

Advertising revenues for sponsorships across the Launch media properties are recognized ratably over the sponsorship term, which are typically one to twelve months. Sponsorships on offline tour promotions which, to date have not been significant, are recognized ratably over the tour schedule. Revenues from advertisements for Launch on CD-ROM are recognized upon the release date of the issue in which the advertisement appears. With respect to launch.com, revenues from advertisements are recognized ratably in the period in which the advertisement is displayed, provided that no significant Launch obligations remain.

Content licensing primarily relates to the Launch Radio Networks' content syndication. Launch obtains on-air radio advertising inventory in exchange for music and entertainment news content. Launch sells this inventory for cash and recognizes revenue when the radio stations broadcast the advertisement. Other content licensing revenues includes online and content syndication.

Advertising revenues also include barter revenues, which represent an exchange by Launch of advertising space for advertising space on other Web sites. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the advertisements received or delivered based on advertising rates currently in effect. Barter revenues are recognized when the advertisements are run on the Launch media properties. Barter expenses are recognized when Launch's advertisements are run on the reciprocal Web sites or other advertising medium, which is typically in the same period as when the advertisements are run on the Launch media properties.

We have made business acquisitions in order to build our audience, provide music-specific content, generate additional online traffic, increase registered members and establish additional sources of revenue. These acquisitions have resulted in a variety of non-cash charges that will affect our operating results over the next several fiscal periods.

Convertible Debt Financing:

On May 14, 2001, the Company signed a non-binding term sheet providing for $5 million in a secured convertible note financing. The Company expects to sign a definitive agreement by May 24, 2001; however, no definitive assurances can be given that this financing transaction will close or that the Company will receive the proceeds.

RESULTS OF OPERATIONS

Net Revenues

Net revenues decreased 40.2% from $6.4 million for the three months ended March 31, 2000 to $3.8 million for the three months ended March 31, 2001. The decrease in net revenues was attributable to an overall softness in the advertising market.

Advertising Revenues. Advertising revenues decreased 38.6% from $4.4 million, or 68.1% of total net revenues for the three months ended March 31, 2000, to $2.7 million, or 69.9% of total net revenues for the three months ended March 31, 2001. The decrease in advertising revenue can be attributed to industry wide softness in advertising in particular to the Internet. Launch expects advertising revenue to continue to represent a significant portion of its total net revenues for the foreseeable future.

Content Licensing. Content licensing revenues decreased 43.6% from $2.1 million, or 31.9% of total net revenues for the three months ended March 31, 2000, to $1.2 million, or 30.1% of total net revenues for the three months ended March 31, 2001. Content licensing revenue is primarily generated from Launch Radio Networks (LRN) by providing news and information to radio stations in exchange for advertising radio spots. These radio spots are sold through a third-party advertising agency and recognized as revenue when the radio station broadcasts the advertisement. Content licensing revenues from LRN depend on both the number of music and music related spots we are able to create and on the radio markets demand for news and information. The decline in revenue was a result of the soft radio advertising market during the three months ended March 31, 2001.

Operating Expenses

Cost of Revenues. Cost of revenues consist primarily of CD-ROM manufacturing, packaging and distribution costs, Online Music Group ("OMG") inventory costs, content licensing, site-hosting, bandwidth and online advertisement serving costs. Cost of revenue decreased 16.6% from $1.6 million, or 25.4% of total net revenues for the three months ended March 31, 2000, to $1.4 million or 35.4% of total net revenues for the three months ended March 31, 2001. The decrease in cost of revenues can be attributed to a decrease in OMG costs and a decrease in CD-ROM manufacturing costs. During the three months ended March 31, 2001, the OMG program was phased out, and we manufactured fewer issues of the Launch on CD-ROM than the prior year. We expect the cost of revenues remain relatively constant as a percentage of net revenues.

Warped Tour. On August 31, 2000, the Company purchased the Warped Tour, which is a popular summer concert series where musicians, athletes and fans interact and participate in daylong events. Operating costs of the tour consist of service fees, transportation, talent and production costs. The costs incurred for the three months ended March 31, 2001 of $112 represents tour service fees, which are recognized pro rata over the life of the service contracts. The tour operates during the summer months and the costs will increase significantly during the second and third calendar quarters, which will be offset by ticket and other revenues generated from the Warped Tour.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of customer acquisition and marketing costs, promotional costs and the cost of the direct marketing and advertising sales force. Sales and marketing expenses decreased 32.6% from $6.6 million, or 102.0% of total net revenues for the three months ended March 31, 2000 to $4.4 million, or 114.9% of total net revenues for the three months ended March 31, 2001. The decrease in sales and marketing expenses is attributed to reduced advertising spending, lower subscription costs of the Launch on CD-ROM and reduced outside marketing fees on the Launch Radio Networks syndication business. We expect sales and marketing expenses to decrease as a percentage of total net revenues as we leverage existing distribution agreements to increase the audience on launch.com.

Content and Product Development Expenses. Content and product development expenses consist of editorial, which includes video production and editorial writers, art production and software, technology and Web development costs. Content and product development expenses decreased 22.6% from $5.2 million, or 80.8% of total net revenues for the three months ended March 31, 2000 to $4.0 million, or 104.6% of total net revenues for the three months ended March 31, 2001. Content and product development expenses decreased due to decreased payroll and production costs associated with producing content. We believe that significant investments in content and product development are required to remain competitive and to retain our registered users. However, while we expect that content and product development expenses will remain relatively constant, we do expect them to decrease as a percentage of total net revenues.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance and accounting, human resources, legal, facilities, investor relations, and fees for professional services. General and administrative expenses increased 53.5% from $2.1 million, or 33.0% of total net revenues for the three months ended March 31, 2000, to $3.3 million, or 84.7% of total net revenues for the three months ended March 31, 2001. The increase in general and administrative expenses is primarily attributed to a net $1.2 million charge to bad debt expense during the three months ended March 31, 2001. We anticipate that general and administrative expenses will continue to remain relatively constant, but decrease as a percentage of total net revenue.

Depreciation and Amortization

Depreciation and amortization was $4.9 million for the three months ended March 31, 2000 as compared to $4.0 million for the three months ended March 31, 2001. Launch's depreciation and amortization expenses primarily consisted of amortization of excess purchase prices over net tangible assets acquired arising from its acquisitions. Also included in depreciation and amortization are costs associated with purchases of equipment and facility enhancements.

Interest Income, Net

Interest income, net consists of interest earned on cash, cash equivalents, notes receivable and marketable securities, offset by interest expense on borrowings under capital leases. Net interest income decreased from $1.2 million for the three months ended March 31, 2000 to $87 for the three months ended March 31, 2001. The decrease in net interest income is a result of the decrease in the average amount of short-term investments.

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

Unearned Compensation

In connection with the grant of stock options to employees in 1998, Launch recorded unearned compensation of $1.4 million representing the difference between the deemed value of Launch's common stock for accounting purposes and the exercise price of such options at the date of grant. Such amount, net of amortization, is presented as a reduction of stockholders' equity and amortized over the four-year vesting period of the options. Amortization of unearned compensation was $76 and $306 for the three months ended March 31, 2000 and 2001, respectively. During the three months ended March 31, 2001, the Company accelerated the vesting of certain options, which were granted between March 12, 1998 and November 4, 1998 and as a result the unearned compensation as of March 31, 2001 was fully amortized.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, Launch has financed its operations primarily through a public issuance of common stock, private placements of preferred stock and, to a lesser extent, from the revenues generated by operations.

Net cash used in operating activities increased 53% from $7.4 million for the three months ended March 31, 2000, to $11.4 million for same period in 2001. The increase in net cash used in operating activities is substantially attributable to the costs associated with the growth of Launch's media business and decline in revenue during the three months ended March 31, 2001.

Net cash provided by investing activities was $11.1 million for the three months ended March 31, 2001, as compared to $10.2 million for three months ended March 31, 2000. The increase in net cash provided by investing activities resulted primarily from the net maturities of debt securities in 2001, of which the majority was used to fund the Company's operating activities, rather than reinvested in additional securities. Investments of cash are predominantly invested in instruments that are highly liquid, are high quality investment grade, and have maturities of less than one year with the intent to make such funds readily available for operating purposes.

Net cash used in financing activities increased slightly to $445,000 for the three months ended March 31, 2001, from $131,000 for the three months ended March 31, 2000. The increase is due to an increase in payments under capital leases.

Launch has capital lease lines of credit for $5.0 million collateralized by equipment purchased under the lines, bearing interest in the range of prime rate to 15% per annum, and requiring monthly interest and principal payments. The Company's net borrowings under these lines of credit were approximately $2.9 million and $3.9 million as of March 31, 2000 and 2001, respectively.

As of March 31, 2001, Launch had approximately $3.6 million in cash, cash equivalents and marketable securities. This cash is not sufficient to meet the Company's capital needs through June 30, 2001. Management's plans include (i) substantially reducing operating and overhead costs and accelerating our move to profitability by increasing our net revenues through increasing the Launch audience and increasing advertising revenue per advertiser, (ii) raising additional funds through public or private debt or equity placement, (iii) licensing our content and technology, and/or (iv) merging with a strategic partner. Launch has signed a non-binding term sheet providing for $5 million in a secured convertible note financing. We expect to sign a definitive agreement within ten days of May 14, 2001; however no definitive assurances can be given that this financing transaction will close or that the Company will receive the proceeds. There can be no assurance that Launch will be successful in these plans. Moreover, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RISK FACTORS

This Form 10-Q contains forward-looking statements relating to future events or our future financial performance. You are cautioned that such events are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors identified in this form 10-Q, including those discussed below, which could cause actual events or results to differ materially from those indicated by the forward-looking statements.

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

WE HAVE A HISTORY OF LOSSES AND BECAUSE WE ANTICIPATE THAT OUR OPERATING EXPENSES WILL GROW MORE QUICKLY THAN OUR REVENUES, AT LEAST IN THE SHORT TERM, WE EXPECT INCREASED LOSSES. AS A RESULT OF OUR ANTICIPATED LOSSES AND OUR CASH POSITION, OUR INDEPENDENT ACCOUNTANTS QUALIFIED THEIR OPINION ON OUR FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000 TO NOTE THAT THERE IS SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As of March 31, 2001, our accumulated deficit was $129.8 million. We have not achieved profitability and expect to incur operating losses during the remainder of 2001 as well. Our existing financial resources may not be adequate to fund our operations over the next twelve months unless we obtain additional financing or significantly increase our revenues or reduce our expenses. We cannot assure you that we will be able to obtain such financing, increase our revenues or reduce our expenses to the extent required to continue operations without significantly curtailing our business activities. Further, even if we are successful in addressing our capital needs, such actions may adversely impact stockholder value. We will need to generate significant revenues to achieve and maintain profitability, and we cannot assure you that we will be able to do so. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or an annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance will likely be adversely affected.

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

We may need to raise additional funds in order to do the following:

     o    fund our ongoing operations;

     o    fund more rapid expansion;

     o    develop new or enhance existing services or products;

     o    fund distribution relationships;

     o    respond to competitive pressures; or

     o    acquire complementary products, businesses or technologies.

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

OUR OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock will likely decline. Factors that may cause our revenues and operating results to fluctuate include the following:

     o    our ability to attract and retain advertisers;

     o our ability to increase the registered membership of launch.com and the new web sites, services or products introduced by us or by our competitors;

     o    the timing and uncertainty of sales cycles;

     o    mix of online advertisements sold;

     o seasonal declines in advertising sales, which typically occur in the first and third calendar quarters, which will be partially be offset with the increased revenues from The Warped Tour in the third quarter;

     o    the level of Web and online services usage;

     o our ability to successfully integrate operations and technologies from acquisitions or other business combinations;

     o technical difficulties or system downtime affecting the Internet generally or the operation of launch.com; and

     o general economic conditions, as well as economic conditions specific to digital media and the music industry.

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

BECAUSE WE DEPEND PRINCIPALLY UPON ADVERTISING REVENUES, IF WE DO NOT INCREASE ADVERTISING SALES, OUR BUSINESS MAY NOT GROW OR SURVIVE

Our revenues for the foreseeable future will depend substantially on sales of advertising. In 2000 and for the three months ended March 31, 2001 advertising sales accounted for 67.5% and 69.9% of our net revenues, respectively. If we do not increase advertising revenues, our business may not grow or survive. Increasing our advertising revenues depends upon many factors, including our ability to do the following:

     o    conduct successful selling and marketing efforts aimed at advertisers;

     o    increase the size of the launch.com audience;

     o    increase the amount of revenues per advertisement;

     o aggregate our target demographic group of 12 to 34 year old active music consumers, and, in particular, the Generation Y segment of this group;

     o    increase awareness of the Launch brand among advertisers;

     o    target advertisements to appropriate segments of our audience;

     o make Launch available through evolving broadband distribution channels; and

     o accurately measure the size and demographic characteristics of our audience.

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

IF WE FAIL TO INCREASE THE SIZE OF OUR AUDIENCE, WE MAY NOT BE ABLE TO ATTRACT ADVERTISERS OR STRATEGIC PARTNERS

Increasing the size of our audience is critical to selling advertising and to increasing our revenues. If we cannot increase the size of our audience, then we may be unable to attract new or retain existing advertisers. In addition, we may be at a relative disadvantage to other digital media companies with larger audiences that may be able to leverage their audiences to access more advertisers and significant strategic alliances. To attract and retain our audience, we must do the following:

     o    continue to offer compelling music content;

     o    encourage our users to become part of our community;

     o    conduct effective marketing campaigns to acquire new members;

     o develop new and maintain existing distribution relationships with other Web sites;

     o    update and enhance the features of launch.com;

     o    increase awareness of the Launch brand;

     o make Launch available through broadband distribution channels as they achieve widespread consumer acceptance; and

     o    offer targeted, relevant products and services.

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

Advertising sales are subject to delays over which we have little or no control, including the following:

     o    advertisers' budgetary constraints;

     o    internal acceptance reviews by advertisers and their agencies;

     o    the timing of completion of advertisements by advertisers; and

     o the possibility of cancellation or delay of projects by advertisers or sponsors.

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

Our future success depends on our ability to continue to develop content that is interesting and engaging to our target audience. If our audience determines that our content does not reflect its tastes, then our audience size could decrease or the demographic characteristics of our audience could change. Either of these results would adversely affect our ability to attract advertisers. Our ability to develop compelling content depends on several factors, including the following:

     o    quality of our editorial staff;

     o    technical expertise of our production staff;

     o    access to recording artists; and

     o    access to content controlled by record labels, publishers and artists.

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

COMPETITION FROM TRADITIONAL AND ONLINE MEDIA AND OTHER COMPANIES FOCUSED ON MUSIC COULD REDUCE OUR ADVERTISING SALES OR MARKET SHARE

Competition among media companies seeking to attract the active music consumer is intense. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could adversely affect our business. Traditional media companies, such as television broadcasters, magazine publishers and radio stations, are constantly refining their content and strategies to increase their audiences and advertising revenues. Further, the number of Web sites competing for the attention and spending of members, users and advertisers has increased, and we expect it to continue to increase, particularly because there are so few barriers to entry on the Web. We compete for members, users and advertisers with the following types of companies:

     o publishers and distributors of traditional media, such as television, radio and print, including MTV, Clear Channel, CMT, Rolling Stone and Spin, and their Internet affiliates;

     o online services or and Web sites targeted at music consumers, such as mp3.com, Artistdirect, MTVi, emusic.com and musicmaker.com;

     o Web retrieval and other Web "portal" companies, such as Excite@Home, Inc., Infoseek Corporation, Lycos, Inc. and Yahoo, Inc.; and

     o    online music retailers, such as CDNow, Inc. and Amazon.com, Inc.

Because we compete for advertisers with traditional advertising media, our business could be adversely affected if advertisers do not view digital media as effective for advertising. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including the following:

     o    larger audiences;

     o    larger technical, production and editorial staffs;

     o    greater name recognition;

     o    better access to content;

     o    more established Internet presence;

     o    larger advertiser bases; and

     o substantially greater financial, marketing, technical and other resources.

If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business could be adversely affected.

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER, OUR PRESIDENT OR OTHER KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS BECAUSE THESE OFFICERS ARE IMPORTANT TO OUR CONTINUED GROWTH

Our future success depends to a significant extent on the continued services of our senior management and other key personnel, and particularly David B. Goldberg, Launch's chief executive officer, and Robert D. Roback, Launch's president. The loss of either of these individuals or certain other key employees would likely have an adverse effect on our business. We have an employment agreement with only two of our executive officers, and we do not anticipate that other executive officers or key personnel will enter into employment agreements. Competition for personnel throughout our industry is intense. We may be unable to retain our current key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

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

TRACKING AND MEASUREMENT STANDARDS FOR ADVERTISING ARE EVOLVING AND CREATE UNCERTAINTY ABOUT THE VIABILITY OF OUR BUSINESS MODEL

There are currently no standards for the measurement of the effectiveness of advertising on the Internet and other digital media, and the industry may need to develop standard measurements. The absence or insufficiency of these standards could adversely impact our ability to attract and retain advertisers. We cannot assure you that such standard measurements will develop. In addition, currently available software programs that track Internet usage and other tracking methodologies are rapidly evolving. We cannot assure you that the development of such software or other methodologies will keep pace with our information needs, particularly to support the growing needs of our internal business requirements and advertising clients. For instance, DoubleClick, Inc., our third party ad server, reported that there were 6.4 million unique visitors in March 2001 to Launch.com. Our advertisers may rely on this data or other similar data to determine whether to advertise on Launch, and adverse data from this or other sources in any particular period may cause advertisers not to advertise on Launch.

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

As part of our business strategy, we expect to review acquisition prospects that would complement our current content offerings, increase our market share or otherwise offer growth opportunities. Such acquisitions could cause our operating results or the price of our common stock to decline. We may acquire businesses, products or technologies in the future. Because business acquisitions typically involve significant amounts of intangible assets, future operating results may be adversely affected by amortization of intangible assets acquired. In the event of such future acquisitions or business combinations, we could do the following:

     o issue equity securities that would dilute current stockholders' percentage ownership in us;

     o    incur substantial debt; or

     o    assume contingent liabilities.

WE MAY BE UNABLE TO EFFECTIVELY INTEGRATE BUSINESSES WE ACQUIRE IN THE FUTURE, AND ANY SUCH FAILURE COULD DIMINISH THE VALUE OF AN ACQUIRED BUSINESS OR CAUSE DISRUPTIONS IN OUR ONGOING OPERATIONS

Acquisitions and business combinations entail numerous operational risks, including the following:

     o difficulties in the assimilation of acquired operations, technologies or products;

     o    diversion of management's attention from other business concerns;

     o    risks of entering markets in which we have no or limited experience;
          and

     o    potential loss of key employees of acquired organizations.

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

Given Launch's current profile of interest rate exposures and the maturities of its investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statement of operations through March 31, 2001.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

"Not applicable."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

"Not applicable."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

"Not applicable."

ITEM 5. OTHER INFORMATION

"Not applicable."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS:

     "Not applicable."

(b) Reports on Form 8-K

     "Not applicable."


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Dated  May 14, 2001
                                         ---------------

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